Form 10-Q
period 2007-06-30
Sabine Pass LNG, L.P.
filed 2007-08-08
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-138916

Sabine Pass LNG, L.P.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

20-0466069

(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800

Houston, Texas

(Address of principal executive offices)

77002

(Zip Code)

(713) 375-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐             Accelerated filer   ☐             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

SABINE PASS LNG, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Restricted cash and cash equivalents	$179,899	$176,324
Interest receivable	3,945	5,226
Advances to affiliate	1,664	379
Prepaid expenses	376	389

TOTAL CURRENT ASSETS	185,884	182,318
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	720,624	982,613
PROPERTY, PLANT AND EQUIPMENT, NET	879,145	651,676
DEBT ISSUANCE COSTS, NET	31,708	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	18,917	7,250
OTHER	139	284

TOTAL ASSETS	$1,836,417	$1,858,111

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$88	$758
Accounts payable—affiliate	—	224
Accrued liabilities	41,356	36,670
Accrued liabilities—affiliate	435	652

TOTAL CURRENT LIABILITIES	41,879	38,304
LONG-TERM DEBT	2,032,000	2,032,000
DEFERRED REVENUE	40,000	40,000
OTHER NON-CURRENT LIABILITIES	1,842	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL DEFICIT
Partners’ deficit, including deficits accumulated during development stage of $98,394 at June 30, 2007 and $72,432 at December 31, 2006	(279,304)	(253,342)

TOTAL PARTNERS’ DEFICIT	(279,304)	(253,342)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,836,417	$1,858,111

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2007
	2007	2006	2007	2006
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	—	—	—	—	2,227
Professional	47	371	158	497	1,729
Technical consulting	—	—	—	—	4,577
Land site rental	370	390	771	771	2,286
Depreciation expense	43	12	64	22	126
Labor and overhead charge from affiliate	2,268	1,082	3,592	2,108	11,136
Phase 2–Stage 1 development reimbursement to affiliate	—	—	—	—	4,527
Other	28	49	31	96	429

TOTAL EXPENSES	2,756	1,904	4,616	3,494	27,037

LOSS FROM OPERATIONS	(2,756)	(1,904)	(4,616)	(3,494)	(27,037)
OTHER INCOME (EXPENSE)
Interest income	13,370	23	28,137	72	37,584
Interest expense, net	(23,666)	—	(49,483)	—	(64,946)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative gain (loss), net	—	162	—	923	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(10,296)	185	(21,346)	995	(71,357)

NET LOSS	$(13,052)	$(1,719)	$(25,962)	$(2,499)	$(98,394)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficit)
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at October 20, 2003 (inception)	$—	$—	$—	$—
Net loss	—	(2,763)	—	(2,763)

Balance at December 31, 2003	—	(2,763)	—	(2,763)
Distributions	—	(10,000)	—	(10,000)
Net loss	—	(4,654)	—	(4,654)

Balance at December 31, 2004	—	(17,417)	—	(17,417)
Capital contributions	—	196,658	—	196,658
Rescinded distribution	—	10,000	—	10,000
Change in fair value of derivative instrument	—	—	1,814	1,814
Net loss	—	(4,255)	—	(4,255)

Balance at December 31, 2005	—	184,986	1,814	186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(25,962)	—	(25,962)

Balance at June 30, 2007	$—	$(279,304)	$—	$(279,304)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,962)	$(2,499)	$(98,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	22	126
Non-cash derivative gain	—	(1,125)	—
Amortization of debt issuance costs	1,895	—	1,977
Interest income on restricted cash and cash equivalents	(28,137)	—	(37,584)
Use of restricted cash and cash equivalents	64,254	914	59,733
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(11,913)	1,741	9,720
Accounts payable and accrued liabilities—affiliate	(217)	1,459	435
Deferred revenue	—	—	40,000
Other	16	(512)	237

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	230,581	7,792	(926,617)
LNG terminal construction-in-progress	(215,340)	(160,015)	(839,727)
Advances to EPC contractor, net of transfers to construction-in-progress	—	8,087	—
Advances under long-term contracts	(13,956)	(75)	(20,718)
Other	(1,285)	(27)	(1,664)

NET CASH USED IN INVESTING ACTIVITIES	—	(144,238)	(1,788,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Debt issuance costs	(641)	(4,762)	(61,583)
Use of restricted cash and cash equivalents	641	—	—
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	149,000	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to partner	—	—	(378,349)
Capital contributions by partner	—	—	196,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	144,238	1,788,726

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations and Basis of Presentation

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”). Cheniere Energy, Inc. (“Cheniere”) has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP and Sabine Pass LNG-LP. As used in these Notes to Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. We are in the development stage, and the purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG receiving terminal”). After construction is completed, we will own and operate the LNG receiving terminal.

The accompanying unaudited Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2007.

We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or loss reported in the Condensed Consolidated Statements of Income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and income tax purposes cannot be readily determined as we do not have access to the information about each partner’s tax attributes related to us.

For further information, refer to the financial statements and footnotes included in our Form S-4 registration statement filed with the Securities and Exchange Commission (“SEC”) and declared effective June 13, 2007.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003. Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal and commencement of commercial operations, which is not expected until the second quarter of 2008. As of June 30, 2007, we had a cumulative deficit of $98.4 million.

NOTE 3—Restricted Cash and Cash Equivalents

In November 2006, we consummated a private offering of an aggregate principal amount of $2,032 million of senior secured notes consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and, collectively with the 2013 Notes, the “Senior Notes”) (see Note 6—Long-Term Debt). Under the terms and conditions of the Senior Notes, we were required to fund cash reserve accounts for $335.0 million related to future interest payments through May 2009 and approximately $887 million to pay the remaining costs to complete the initial phase (“Phase 1”) and the first stage of the second phase (“Phase 2—Stage 1”) of our LNG receiving terminal. These cash accounts are primarily controlled by a collateral trustee, and therefore, are shown as Restricted Cash and Cash Equivalents on the accompanying Balance Sheets. As of June 30, 2007 and December 31, 2006, $179.9 million and $176.3 million, respectively, of cash restricted for future interest payments due within one year and accrued construction

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

costs have been classified as a current asset, and $720.6 million and $982.6 million, respectively, of cash restricted for remaining construction costs and future interest payments due beyond one year have been classified as a non-current asset on the accompanying Balance Sheets.

NOTE 4—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-progress expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	June 30, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$878,444	$651,369
LNG site and related costs, net	194	197

Total LNG terminal costs	878,638	651,566
FIXED ASSETS
Computer and office equipment	144	31
Computer software	36	33
Leasehold improvements	11	10
Vehicles	249	99
Machinery and equipment	201	—
Accumulated depreciation	(134)	(63)

Total fixed assets, net	507	110

PROPERTY, PLANT AND EQUIPMENT, NET	$879,145	$651,676

Once our LNG receiving terminal is placed into service, the LNG terminal construction-in-progress costs will be depreciated using the straight-line depreciation method. We are in the process of determining the most appropriate approach in grouping identifiable components with similar estimated useful lives. Estimated useful lives for components, once construction is completed, are currently estimated to range between 10 and 50 years.

In February 2005 and July 2006, Phase 1 and Phase 2—Stage 1, respectively, of our LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the construction of Phase 1 and Phase 2—Stage 1 of our LNG receiving terminal have been capitalized as construction-in-progress since those dates. During the six months ended June 30, 2007 and 2006, we capitalized $27.9 million and $6.4 million, respectively, of interest expense, which consisted primarily of interest expense and amortization of debt issuance costs related to the Senior Notes during the six months ended June 30, 2007 and interest expense, amortization of debt issuance costs and commitment fees under a credit facility during the six months ended June 30, 2006.

NOTE 5—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Interest and related debt fees	$13,005	$21,815
LNG terminal construction costs	28,351	13,899
Affiliate	435	652
Other	—	956

	$41,791	$37,322

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 6—Long-Term Debt

As of June 30, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Senior Notes	$2,032,000	$2,032,000

In November 2006, we consummated a private offering of an aggregate principal amount of $2,032 million of Senior Notes, consisting of $550 million of the 2013 Notes and $1,482 million of the 2016 Notes. We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year, beginning May 30, 2007. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after Phase 1 target completion, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

NOTE 7—Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the Balance Sheets for Restricted Cash and Cash Equivalents, Interest Receivable and Accounts Payable approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$547,250
2016 Notes (1)	1,482,000	1,459,770	1,482,000	1,478,295

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2007 and December 31, 2006.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 8—Related Party Transactions

As of June 30, 2007 and December 31, 2006, we had $1.7 million and $0.4 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $1.3 million for the three months ended June 30, 2007 and 2006.

TUA Agreement

Cheniere Marketing (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere, has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement (“TUA”) and has agreed to make monthly payments to us aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus payments of $5 million per month commencing with commercial operations in 2008. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Service Agreements

Operation and Maintenance Agreement

In February 2005, we entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain our LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of our LNG receiving terminal, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon at the beginning of each operating year. In addition, we are required to reimburse O&M Services for its expenditures incurred, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

O&M Services has assigned the O&M Agreement to Cheniere Energy Partners GP, LLC, a wholly-owned subsidiary of Cheniere, and O&M Services and Cheniere Energy Partners GP, LLC have entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to Cheniere Energy Partners GP, LLC to provide operating and routine maintenance services with respect to our LNG receiving terminal under the direction, supervision and control of Cheniere Energy Partners GP, LLC. Under this agreement, Cheniere Energy Partners GP, LLC pays O&M Services amounts that it receives from us under the O&M Agreement.

Management Services Agreement

In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with Sabine Pass GP. Pursuant to the Sabine Pass LNG MSA, we appointed Sabine Pass GP to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in our terminal use agreement with Total LNG USA, Inc. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay Sabine Pass GP a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

General Partner Management Services Agreement

In September 2006, Sabine Pass GP entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides Sabine Pass GP with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, Sabine Pass GP pays Cheniere Terminals amounts that it receives from us for management of our LNG receiving terminal.

NOTE 9—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2007
	2007	2006
Cash paid for interest, net of amounts capitalized	$56,388	—	$56,388
Construction-in-progress additions recorded as accrued liabilities	$29,120	$37,329	$29,120

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•

statements relating to the construction and operation of the Sabine Pass liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks, pipeline deliverability and the number of pipeline interconnections, if any;

•	statements relating to the construction and operation of facilities related to the Sabine Pass LNG receiving terminal;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements;

•

statements regarding any terminal use agreement (“TUA”) or other agreement to be entered into or performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification capacity that are, or may become, subject to TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•	statements regarding any business strategy, any business plans or any other plans, forecasts, projections or objectives, any or all of which are subject to change;

•	statements regarding any assumptions, estimates, projections or conclusions;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. (“Cheniere Energy”) and its affiliates;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission (“SEC”) and declared effective on June 13, 2007. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

BUSINESS AND OPERATIONS

In 2003, we were formed by Cheniere Energy to own, develop and operate the Sabine Pass LNG receiving terminal. The initial phase (“Phase 1”) of our LNG receiving terminal was designed with an initial regasification capacity of 2.6 billion cubic feet per day (“Bcf/d”) and three LNG storage tanks with an aggregate LNG storage capacity of 10.1 billion cubic feet, (“Bcf”) along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. In July 2006, we received approval from the Federal Energy Regulatory Commission (“FERC”) to increase the regasification capacity of our LNG receiving terminal up to 4.0 Bcf/d and to add up to three additional LNG storage tanks and related facilities. This expansion is referred to as Phase 2. The first stage of the Phase 2 expansion (“Phase 2—Stage 1”) will include the addition of a fourth and fifth LNG storage tank, additional vaporizers and related facilities, and will achieve a full operability at approximately 4.0 Bcf/d and an aggregate storage capacity of approximately 16.8 Bcf. We will conduct further Phase 2 expansion, if any, including construction of a potential sixth LNG storage tank, in one or more subsequent stages.

Although we are still in the process of constructing our LNG receiving terminal, we have already entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron USA, Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, for an aggregate of 4.0 Bcf/d of LNG regasification capacity that will be available upon completion of Phase 1 and Phase 2—Stage 1 of our LNG receiving terminal. Payment obligations under the Total, Chevron and Cheniere Marketing TUAs have been guaranteed by Total, S.A., Chevron Corporation and Cheniere Energy, respectively.

Construction of our LNG receiving terminal commenced in March 2005. We anticipate commencing commercial operation during the second quarter of 2008. We expect to complete construction and commissioning of the third tank and the rest of Phase 1, and achieve the full 2.6 Bcf/d of Phase 1 regasification capacity, in the third quarter of 2008. LNG regasification commercial operations relating to the Phase 2—Stage 1 expansion are expected to commence by April 2009. We expect to complete all of Phase 2—Stage 1, including construction and commissioning of the fourth and fifth tanks, and achieve full operability at 4.0 Bcf/d in the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

Our LNG receiving terminal project will require significant amounts of capital and is subject to risks and delays in completion. Even if successfully completed, our LNG receiving terminal is not expected to begin to operate and generate significant cash flows before the second quarter of 2008.

The cost to construct Phase 1 of our LNG receiving terminal is currently estimated at approximately $900 million to $950 million, before financing costs. Phase 2—Stage 1 is estimated to cost approximately $500 million to $550 million, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

We currently expect that our capital resource requirements will be financed through the proceeds received from the issuance of our $2,032 million senior secured notes (the “Senior Notes”) and cash flows under our three TUAs. We believe that we have adequate financial resources to complete Phase 1 and Phase 2—Stage 1 of our LNG receiving terminal and to meet our anticipated operating, maintenance and debt service requirements through the first half of 2009. Furthermore, we anticipate that:

•	our cash flows from operations will commence in the second quarter of 2008, when Phase 1 of our LNG receiving terminal is anticipated to commence commercial operation; and

•	beginning in the third quarter of 2009, cash flows from operations will be sufficient to cover all debt service on the Senior Notes and all of our other operating and maintenance costs.

To service our indebtedness, we will require significant amounts of cash. Prolonged delays in construction could prevent us from commencing operations when we anticipate and could prevent us from realizing anticipated cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to our incurrence of construction costs and other outflows and by receipt of cash flows under the TUAs in relation to our incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between our liquidity sources and cash needs, including factors such as construction delays and breaches of construction agreements. After the construction period, our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us in amounts sufficient to enable us to pay our indebtedness, including interest on the Senior Notes, or to fund our other liquidity needs, including operating expenses. The operation of our business is subject to many risks (many of which are beyond our control), including general economic, financial, competitive, legislative, regulatory and other developments.

Capital Resources

Proceeds from Issuance of Senior Notes

We received $2,032 million in gross proceeds from the issuance of the Senior Notes. We placed $335 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. We also placed approximately $887 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of our LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Senior Notes to repay indebtedness, to make a distribution to Cheniere LNG Holdings, LLC for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Senior Notes.

Customer TUAs

Each of our customers must make payments under its TUA on a basis that we commonly refer to as “take-or-pay,” which means that the customer will be obligated to pay the full contracted amount of monthly fees whether or not it uses any of its reserved capacity. Provided our LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these “take-or-pay” TUA payments will be made as follows:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to us aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions.

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to us aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity, is entitled to use any capacity not utilized by Total and Chevron and has agreed to make monthly payments to us aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus payments of $5 million per month commencing with commercial operations in 2008. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Uses of Capital

Cheniere Marketing’s Option for a Sixth LNG Storage Tank

In June 2007, we and Cheniere Marketing entered into an amendment (the “Amendment”) to the Cheniere Marketing TUA. The Amendment modified our obligation to construct, at our sole expense, a sixth LNG storage tank for Cheniere Marketing, if requested by Cheniere Marketing. Instead, we will construct the additional tank, subject to receipt of all required governmental and lender approvals, upon agreement with Cheniere Marketing of mutually acceptable terms and conditions, including financing. If no such acceptable agreement is reached, we will still be obligated to construct the additional tank, subject to receipt of all required governmental and lender approvals, if Cheniere Marketing directly or indirectly commits to provide, at its sole cost, all necessary construction funding reasonably acceptable to us.

Related Party Services Agreements

Operation and Maintenance Agreement. In February 2005, we entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain our LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of the facility, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of the facility, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and O&M Services at the beginning of each operating year. In addition, we are required to reimburse O&M Services for our operating expenses, which consist of labor, maintenance, land lease and insurance expenses, and for maintenance capital expenditures.

In March 2007, O&M Services assigned the O&M Agreement to Cheniere Energy Partners GP, LLC (“Cheniere Energy Partners GP”), and O&M Services and Cheniere Energy Partners GP entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to Cheniere Energy Partners GP to provide operating and routine maintenance services with respect to our LNG receiving terminal under the direction, supervision and control of Cheniere Energy Partners GP. Under this agreement, Cheniere Energy Partners GP will pay O&M Services the amounts that it receives from us under the O&M Agreement. The services and secondment agreement will remain in effect until the O&M Agreement is terminated; however, Cheniere Energy Partners GP may terminate the agreement upon 30 days written notice.

Management Services Agreement. In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with our general partner, Sabine Pass LNG-GP, Inc. Pursuant to the Sabine Pass LNG MSA, we appointed our general partner to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in the Total TUA. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay our general partner a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

General Partner Management Services Agreement. In September 2006, our general partner entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Terminals”), a wholly-owned subsidiary of Cheniere Energy. Pursuant to this agreement, Terminals provides our general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under the Sabine Pass LNG MSA. Under this agreement with Terminals, our general partner pays Terminals the amounts that it receives from us for management of our LNG receiving terminal.

Maintenance Capital Expenditures

Beginning in 2009, we expect to incur approximately $1.5 million per year in maintenance capital expenditures, which are generally capital expenditures to maintain the operating capacity or asset base of our LNG receiving terminal and extend its useful life.

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere Energy. Under this agreement, Cheniere Energy has agreed to prepare and file all Texas franchise tax returns which it and we are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere Energy, in its sole discretion, demands payment, we will pay to Cheniere Energy an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that we and Cheniere Energy are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008.

Other Capital Resources

Senior Notes

In November 2006, we consummated a private offering of an aggregate principal amount of $2,032 million of senior secured notes, consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 and $1,482 million of 7 1/2% Senior Secured Notes due 2016 (collectively, the “Senior Notes”). We placed $335 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. We also placed approximately $887 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of our LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Senior Notes to repay indebtedness, to make a distribution to Cheniere LNG Holdings, LLC for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Senior Notes.

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year, beginning May 30, 2007. The Senior Notes are secured on a first-priority basis by a security interest in all of its equity interests and substantially all of its operating assets.

Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after Phase 1 target completion, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Historical Cash Flows

The following table summarizes the changes in our cash and cash equivalents for the six months ended June 30, 2007 and 2006. Additional discussion of the key elements contributing to these changes follow the table (in thousands).

	For the Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$—	$—
Investing activities	—	(144,238)
Financing activities	—	144,238

Net increase in cash and cash equivalents	$—	$—

Cash and cash equivalents at end of period	$—	$—

Operating Activities—Net cash used in operating activities was zero during the six months ended June 30, 2007 and during the same period of 2006. The net zero amounts are a result of funding our operating activities exclusively through the use of restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and an amended credit facility that was in place until November 2006. During the six months ended June 30, 2007, $64.3 million of restricted cash was used in operating activities, compared to $0.9 million used in the same period of 2006. The lack of cash generated from operating activities is the direct result of the continued development of our LNG receiving terminal business. Operations to date have been devoted to pre-construction and construction activities.

Investing Activities—Net cash used in investing activities was zero during the six months ended June 30, 2007 compared to net cash used in investing activities of $144.2 million during the same period of 2006. The net zero amount in the six-month period ended June 30, 2007 resulted from the funding of our investing activities exclusively through the use of restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and the amended credit facility. During the six months ended June 30, 2007, we invested $215.3 million in the construction of our LNG receiving terminal and $14.0 million in advances under long-term contracts relating to our LNG receiving terminal, which were funded entirely by the use of $230.6 million of restricted cash and cash equivalents. During the six months ended June 30, 2006, we invested $160.0 million in our LNG receiving terminal for construction costs.

Financing Activities—Net cash used in financing activities during the six months ended June 30, 2007 was zero compared to net cash provided by financing activities of $144.2 million during the same period in 2006. The net zero amount in the six-month period ended June 30, 2007 resulted from the funding of our financing activities exclusively through the use of restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and the amended credit facility. During the six months ended June 30, 2007, we paid $0.6 million of debt issuance costs that were funded exclusively by restricted cash and cash equivalents. During the six months ended June 30, 2006, we received $149.0 million of proceeds from borrowings under the credit facility, which was subsequently terminated in connection with the issuance of the Senior Notes and resulted in our paying $4.8 million of debt issuance costs.

Our cash and cash equivalent ending balances were zero as of June 30, 2007 and December 31, 2006, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and the amended credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Overview

Our financial results for the three months ended June 30, 2007 reflected a net loss of $13.1 million, compared to a net loss of $1.7 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing our LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses increased $0.9 million, or 47%, to $2.8 million for the three months ended June 30, 2007 compared to $1.9 million in the same period in 2006. This increase was primarily attributable to an increase in labor charges from an affiliate. Most of these labor charges were related to O&M Services employees who will ultimately be operating the LNG receiving terminal. During the three months ended June 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the three months ended June 30, 2007 was $10.3 million compared to other income of $0.2 million in the same period in 2006. The increase in other expense related to an increase in interest expense partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the three months ended June 30, 2007 than in the three months ended June 30, 2006 as a result of the Senior Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the three months ended June 30, 2006, all of our interest expense incurred under our credit facility in place at that time was subject to capitalization. Interest income increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the three months ended June 30, 2007 compared to nominal restricted and unrestricted cash and cash equivalent average balances in the same period of 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Overview

Our financial results for the six months ended June 30, 2007 reflected a net loss of $26.0 million, compared to a net loss of $2.5 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing our LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses increased $1.1 million, or 31%, to $4.6 million for the six months ended June 30, 2007 compared to $3.5 million in the same period in 2006. This increase was primarily attributable to the increase in labor charges from an affiliate. Most of these labor charges were related to O&M services employees who will ultimately be operating the LNG receiving terminal. During the three months ended June 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the six months ended June 30, 2007 was $21.3 million compared to other income of $1.0 million in the same period in 2006. The increase in other expense related to an increase in interest expense partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the six months ended June 30, 2007 than in the six months ended June 30, 2006 as a result of the Senior Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the six months ended June 30, 2006, all of our interest expense incurred under our credit facility, in place at that time, was subject to capitalization. Interest income increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the six months ended June 30, 2007, compared to nominal restricted and unrestricted cash and cash equivalent average balances in the same period of 2006.

OTHER MATTERS

Critical Accounting Estimates and Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Beginning in 2006, site rental costs are expensed as required by Financial Accounting Standards Board (“FASB”) Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period.

During the construction period of our LNG receiving terminal, we capitalize interest and other related debt costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, as amended by SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34). Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

Revenue Recognition

LNG receiving terminal capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are deferred initially.

Cash Flow Hedges

As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transactions.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Balance Sheet.

Item 4.	Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2007, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Charge Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007).

10.2	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007).

10.3

Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE PASS LNG, L.P.

By:	Sabine Pass LNG-GP, its general partner

/S/ DON A. TURKLESON
Chief Financial Officer of Sabine Pass LNG-GP, Inc., general partner of SABINE PASS LNG, L.P. (on behalf of the registrant and as principal accounting officer)

Date: August 8, 2007