Form 10-Q
period 2007-09-30
Sabine Pass LNG, L.P.
filed 2007-11-06
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐            Accelerated filer    ☐            Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

SABINE PASS LNG, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Restricted cash and cash equivalents	$190,276	$176,324
Accounts receivable	1,439	—
Interest receivable	3,561	5,226
Advances to affiliate	1,356	379
Prepaid expenses	384	389

TOTAL CURRENT ASSETS	197,016	182,318
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	607,951	982,613
PROPERTY, PLANT AND EQUIPMENT, NET	1,005,877	651,676
DEBT ISSUANCE COSTS, NET	30,859	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	31,457	7,250
OTHER	66	284

TOTAL ASSETS	$1,873,226	$1,858,111

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$90	$758
Accounts payable—affiliate	—	224
Accrued liabilities	89,487	36,670
Accrued liabilities—affiliate	435	652

TOTAL CURRENT LIABILITIES	90,012	38,304
LONG-TERM DEBT	2,032,000	2,032,000
DEFERRED REVENUE	40,000	40,000
OTHER NON-CURRENT LIABILITIES	2,497	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT
Partners’ deficit, including deficits accumulated during development stage of $110,373 at September 30, 2007 and $72,432 at December 31, 2006	(291,283)	(253,342)

TOTAL PARTNERS’ DEFICIT	(291,283)	(253,342)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,873,226	$1,858,111

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2007
	2007	2006	2007	2006
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	30	2	30	2	2,257
Professional	72	59	229	557	1,801
Technical consulting	—	26	—	26	4,577
Land site rental	371	373	1,142	1,144	2,657
Depreciation expense	67	13	131	35	194
Labor and overhead charge from affiliate	2,332	865	5,924	2,972	13,468
Development reimbursement to affiliate	—	4,527	—	4,527	4,527
Other	63	33	94	129	490

TOTAL EXPENSES	2,935	5,898	7,550	9,392	29,971

LOSS FROM OPERATIONS	(2,935)	(5,898)	(7,550)	(9,392)	(29,971)
OTHER INCOME (EXPENSE)
Interest income	11,521	84	39,658	156	49,105
Interest expense, net	(20,566)	—	(70,049)	—	(85,512)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative loss, net	—	(966)	—	(43)	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(9,045)	(882)	(30,391)	113	(80,402)

NET LOSS	$(11,980)	$(6,780)	$(37,941)	$(9,279)	$(110,373)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficit)
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at October 20, 2003 (inception)	$—	$—	$—	$—
Net loss	—	(2,763)	—	(2,763)

Balance at December 31, 2003	—	(2,763)	—	(2,763)
Distributions	—	(10,000)	—	(10,000)
Net loss	—	(4,654)	—	(4,654)

Balance at December 31, 2004	—	(17,417)	—	(17,417)
Capital contributions	—	196,658	—	196,658
Rescinded distribution	—	10,000	—	10,000
Change in fair value of derivative instrument	—	—	1,814	1,814
Net loss	—	(4,255)	—	(4,255)

Balance at December 31, 2005	—	184,986	1,814	186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(37,941)	—	(37,941)

Balance at September 30, 2007	$—	$(291,283)	$—	$(291,283)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2007
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,941)	$(9,279)	$(110,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131	35	194
Non-cash derivative gain	—	368	—
Amortization of debt issuance costs	2,843	—	2,925
Interest income on restricted cash and cash equivalents	(39,658)	—	(49,105)
Use of restricted cash and cash equivalents	66,328	5,569	61,807
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,505	2,810	30,139
Accounts payable and accrued liabilities—affiliate	(217)	(120)	435
Deferred revenue	—	—	40,000
Other	9	617	228

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	342,610	(7,535)	(814,489)
LNG terminal construction-in-progress	(307,066)	(293,501)	(931,453)
Advances to EPC contractor, net of transfers to construction-in-progress	—	5,354	—
Advances under long-term contracts	(34,567)	(6,874)	(41,329)
Other	(977)	(60)	(1,357)

NET CASH USED IN INVESTING ACTIVITIES	—	(302,616)	(1,788,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Debt issuance costs	(740)	(11,507)	(61,682)
Use of restricted cash and cash equivalents	740	—	—
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	(37,377)	(37,377)
Borrowings from Sabine Pass credit facility	—	351,500	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to partner	—	—	(378,348)
Capital contributions by partner	—	—	196,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	302,616	1,788,628

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations and Basis of Presentation

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”). Cheniere Energy, Inc. (“Cheniere Energy”) has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP and Sabine Pass LNG-LP. As used in these Notes to Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. We are in the development stage, and the purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG receiving terminal”). After construction is completed, we will own and operate the LNG receiving terminal.

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

Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2007.

We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Our taxable income or loss, which may vary substantially from the net income or loss reported in the Statements of Operations, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of our net assets for financial and income tax purposes cannot be readily determined as we do not have access to the information about each partner’s tax attributes related to us.

For further information, refer to the financial statements and footnotes included in our Form S-4 registration statement filed with the Securities and Exchange Commission (“SEC”) and declared effective June 13, 2007.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003. Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal and commencement of commercial operations, which is not expected until the second quarter of 2008. As of September 30, 2007, we had a cumulative deficit of $110.4 million.

NOTE 3—Restricted Cash and Cash Equivalents

In November 2006, we consummated a private offering of an aggregate principal amount of $2,032.0 million of senior secured notes consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7.50% Senior Secured Notes due 2016 (the “2016 Notes” and, collectively with the 2013 Notes, the “Senior Notes”) (see Note 6—Long-Term Debt). Under the terms and conditions of the Senior Notes, we were required to fund cash reserve accounts for $335.0 million related to future interest payments through May 2009 and approximately $887.0 million to pay the remaining costs to complete our LNG

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

receiving terminal. These cash accounts are primarily controlled by a collateral trustee, and therefore, are shown as Restricted Cash and Cash Equivalents on the accompanying Balance Sheets. As of September 30, 2007 and December 31, 2006, $190.3 million and $176.3 million, respectively, of cash restricted for future interest payments due within one year and accrued construction costs have been classified as a current asset, and $608.0 million and $982.6 million, respectively, of cash restricted for remaining construction costs and future interest payments due beyond one year have been classified as a non-current asset on the accompanying Balance Sheets.

NOTE 4—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-progress expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	September 30, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$1,004,984	$651,369
LNG site and related costs, net	192	197

Total LNG terminal costs	1,005,176	651,566
FIXED ASSETS
Computer and office equipment	183	31
Furniture and fixtures	5	—
Computer software	36	33
Leasehold improvements	11	10
Vehicles	253	99
Machinery and equipment	403	—
Accumulated depreciation	(190)	(63)

Total fixed assets, net	701	110

PROPERTY, PLANT AND EQUIPMENT, NET	$1,005,877	$651,676

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

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-progress since the date the project satisfied our criteria for capitalization. For the nine months ended September 30, 2007 and 2006, we capitalized $46.1 million and $12.2 million, respectively, of interest expense, which consisted primarily of interest expense and amortization of debt issuance costs related to the Senior Notes during the nine months ended September 30, 2007 and interest expense, amortization of debt issuance costs and commitment fees under a credit facility during the nine months ended September 30, 2006.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 5—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Interest and related debt fees	$50,761	$21,815
LNG terminal construction costs	38,696	13,899
Affiliate	435	652
Other	30	956

	$89,922	$37,322

NOTE 6—Long-Term Debt

As of September 30, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior Notes	$2,032,000	$2,032,000

In November 2006, we consummated a private offering of an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. In August 2007, Sabine Pass LNG concluded an exchange offer of its unregistered 2013 Notes and 2016 Notes for a like principal amount of notes registered under the Securities Act of 1933.

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

NOTE 7—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant, and Equipment as the costs are incurred or equipment is received. As of September 30, 2007 and December 31, 2006, our Advances Under Long-term Contracts were $31.5 million and $7.3 million, respectively.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 8—Financial Instruments

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the Balance Sheets for Restricted Cash and Cash Equivalents, Accounts Receivables, Interest Receivable and Accounts Payable approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$547,250
2016 Notes (1)	1,482,000	1,452,360	1,482,000	1,478,295

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 28, 2007 and December 31, 2006.

NOTE 9—Related Party Transactions

As of September 30, 2007 and December 31, 2006, we had $1.4 million and $0.4 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $1.3 million during each of the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, we paid $3.9 million. For the period from October 20, 2003 (date of inception) to September 30, 2007, we paid $13.1 million.

Service Agreements

Operation and Maintenance Agreement

In February 2005, we entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere Energy. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain our LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of our LNG receiving terminal, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon at the beginning of each operating year. In addition, we are required to reimburse O&M Services for its expenditures incurred, which are comprised of labor, maintenance, land lease and insurance expenses and for maintenance capital expenditures.

O&M Services has assigned the O&M Agreement to Cheniere Energy Partners GP, LLC, a wholly-owned subsidiary of Cheniere Energy, and O&M Services and Cheniere Energy Partners GP, LLC have entered into a

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to Cheniere Energy Partners GP, LLC to provide operating and routine maintenance services with respect to our LNG receiving terminal under the direction, supervision and control of Cheniere Energy Partners GP, LLC. Under this agreement, Cheniere Energy Partners GP, LLC pays O&M Services amounts that it receives from us under the O&M Agreement. The services and secondment agreement will remain in effect until the O&M Agreement is terminated; however, Cheniere Energy Partners GP may terminate the agreement upon 30 days written notice.

Management Services Agreement

In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with Sabine Pass GP. Pursuant to the Sabine Pass LNG MSA, we appointed Sabine Pass GP to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in our terminal use agreement with Total LNG USA, Inc. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay Sabine Pass GP a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

General Partner Management Services Agreement

In September 2006, Sabine Pass GP entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy. Pursuant to this agreement, Cheniere Terminals provides Sabine Pass GP with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, Sabine Pass GP pays Cheniere Terminals amounts that it receives from us for the management of our LNG receiving terminal.

TUA Agreement

Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement (“TUA”) and has agreed to make monthly payments to us aggregating approximately $250.0 million per year for at least 19 years commencing January 1, 2009, plus payments of $5.0 million per month in 2008 commencing with commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

NOTE 10—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2007
	2007	2006
Cash paid for interest, net of amounts capitalized	$38,242	$—	$38,242
Construction-in-progress additions recorded as accrued liabilities	$47,227	$37,030	$47,227

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS AND OPERATIONS

In 2003, we were formed by Cheniere Energy to own, develop and operate the Sabine Pass LNG receiving terminal. Our LNG receiving terminal is being constructed with regasification capacity of 4.0 billion cubic feet per day (“Bcf/d”) and five LNG storage tanks with an aggregate LNG storage capacity of 16.8 billion cubic feet (“Bcf”) along with two unloading docks capable of handling the largest LNG carriers currently being operated or built.

Although we are still in the process of constructing our LNG receiving terminal, we have already entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron USA, Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, for an aggregate of 4.0 Bcf/d of LNG regasification capacity that will be available upon completion of our LNG receiving terminal. Payment obligations under the Total, Chevron and Cheniere Marketing TUAs have been guaranteed by Total, S.A., Chevron Corporation and Cheniere Energy, respectively.

Construction of our LNG receiving terminal commenced in March 2005. We anticipate commencing commercial operation during the second quarter of 2008 with initial send out capacity of 2.6 Bcf/d regasification and storage capacity of 10.1 Bcf. We expect to achieve full operability at 4.0 Bcf/d in the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

Our LNG receiving terminal project will require significant amounts of capital and is subject to risks and delays in completion. Even if successfully completed, our LNG receiving terminal is not expected to begin to operate and generate significant cash flows before the second quarter of 2008, at the earliest.

We estimate that the aggregate cost to complete construction of our LNG receiving terminal will be approximately $1.4 billion to $1.5 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule. As of September 30, 2007, we had incurred $940.5 million of construction costs.

We currently expect that our capital resource requirements will be financed through the proceeds received from the issuance of our $2,032.0 million senior secured notes (the “Senior Notes”) and cash flows under our three TUAs. We believe that we have adequate financial resources to complete our LNG receiving terminal and to meet our anticipated operating, maintenance and debt service requirements through the first half of 2009. Furthermore, we anticipate that:

•	our cash flows from operations will commence in the second quarter of 2008, when our LNG receiving terminal is anticipated to commence commercial operation; and

•	beginning in the third quarter of 2009, cash flows from operations will be sufficient to cover all debt service on the Senior Notes and all of our other operating and maintenance costs.

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

Capital Resources

Proceeds from Issuance of Senior Notes

We received $2,032.0 million in gross proceeds from the issuance of the Senior Notes. We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. We also placed approximately $887.0 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of our LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Senior Notes to repay indebtedness, to make a distribution to Cheniere LNG Holdings, LLC for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Senior Notes.

Customer TUAs

Each of our customers must make the full contracted amount of capacity reservation fee payments under its TUA fee whether or not it uses any of its reserved capacity. Provided our LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these capacity reservation fee TUA payments will be made as follows:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to us aggregating approximately $125.0 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions.

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to us aggregating approximately $125.0 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity, is entitled to use any capacity not utilized by Total and Chevron and has agreed to make monthly payments to us aggregating approximately $250.0 million per year for at least 19 years commencing January 1, 2009, plus payments of $5.0 million per month in 2008 commencing with commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s capacity reservation fees payable under its TUA.

Uses of Capital

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

Other Capital Resources

Senior Notes

In November 2006, we consummated a private offering of an aggregate principal amount of $2,032.0 million of senior secured notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 and $1,482.0 million of 7.50% Senior Secured Notes due 2016 (collectively, the “Senior Notes”). In August 2007, Sabine Pass LNG concluded an exchange of its unregistered 2013 Notes and 2016 Notes for a like principal amount of notes registered under the Securities Act of 1933.

We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. We also placed approximately $887.0 million in a construction account, which, until satisfaction of construction completion milestones, will only be applied to pay construction and startup costs of our LNG receiving terminal and to pay other expenses incidental for us to complete construction of the project. We used the remaining net proceeds received from the issuance of the Senior Notes to repay indebtedness, to make a distribution to Cheniere LNG Holdings, LLC for the repayment of its outstanding term loan and to pay fees and expenses related to the issuance of the Senior Notes.

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

Historical Cash Flows

The following table summarizes the changes in our cash and cash equivalents for the nine months ended September 30, 2007 and 2006. Additional discussion of the key elements contributing to these changes follow the table (in thousands).

	For the Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$—	$—
Investing activities	—	(302,616)
Financing activities	—	302,616

Net increase in cash and cash equivalents	$—	$—

Cash and cash equivalents at end of period	$—	$—

Operating Activities—Net cash used in operating activities was zero during the nine months ended September 30, 2007 and during the same period of 2006 because all of our operating activities are funded exclusively through the use of restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and an amended credit facility that was in place until November 2006. During the nine months ended September 30, 2007, $66.3 million of restricted cash was used in operating activities, compared to $5.6 million used in the same period of 2006. The lack of cash generated from operating activities is the direct result of the continued development of our LNG receiving terminal business. Operations to date have been devoted to pre-construction and construction activities.

Investing Activities—Net cash used in investing activities was zero during the nine months ended September 30, 2007 compared to net cash used in investing activities of $302.6 million during the same period of 2006. The net zero amount in the nine months ended September 30, 2007 resulted from the funding of our investing activities exclusively from restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and the amended credit facility. During the nine months ended September 30, 2007, we invested $307.1 million in the construction of our LNG receiving terminal and $34.6 million in advances under long-term contracts relating to the construction of our LNG receiving terminal, which were funded entirely by the use of $342.6 million of restricted cash and cash equivalents. During the nine months ended September 30, 2006, we invested from funds consisting of restricted cash and cash equivalents $293.5 million in our LNG receiving terminal and $6.9 million in advances under long-term contracts relating to the construction of our LNG receiving terminal.

Financing Activities—Net cash provided by financing activities during the nine months ended September 30, 2007 was zero compared to net cash provided by financing activities of $302.6 million during the same period in 2006. The net zero amount in the nine month period ended September 30, 2007 resulted from the funding of our financing activities exclusively through the use of restricted cash and cash equivalents, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and the amended credit facility. During the nine months ended September 30, 2007, we paid $0.7 million of debt issuance costs that were funded exclusively by restricted cash and cash equivalents. During the nine months ended September 30, 2006, we received $351.5 million of proceeds from borrowings under the credit facility, which was subsequently terminated in connection with the issuance of the Senior Notes and resulted in our paying $11.5 million of debt issuance costs.

Our cash and cash equivalent ending balances were zero as of September 30, 2007 and December 31, 2006, as all cash and cash equivalents were restricted under the terms of the indenture governing the Senior Notes and the amended credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Overview

Our financial results for the three months ended September 30, 2007 reflected a net loss of $12.0 million, compared to a net loss of $6.8 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing our LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses decreased $3.0 million, or 50.8%, to $2.9 million for the three months ended September 30, 2007 compared to $5.9 million in the same period in 2006. During the third quarter of 2006, we recognized

$4.5 million in development expenses due to a reimbursement to an affiliate. Not including the impact of the recognition of this reimbursement, there was an increase in expenses of $1.5 million. The increase was primarily attributable to labor charges from an affiliate. Most of these labor charges were related to O&M Services’ employees who will ultimately be operating our LNG receiving terminal. During the three months ended September 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the three months ended September 30, 2007 was $9.0 million compared to other expense of $0.9 million in the same period in 2006. The increase in other expense related to an increase in interest expense not subject to capitalization partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the three months ended September 30, 2007 than in the three months ended September 30, 2006 as a result of the Senior Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the three months ended September 30, 2006, all of our interest expense incurred under our credit facility in place at that time was subject to capitalization. Interest income increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the three months ended September 30, 2007 compared to nominal restricted and unrestricted cash and cash equivalent average balances in the same period of 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Overview

Our financial results for the nine months ended September 30, 2007 reflected a net loss of $37.9 million, compared to a net loss of $9.3 million in the same period in 2006. Because we are a development stage company and our operations consist solely of constructing our LNG receiving terminal, we have not generated any operating revenues since inception.

Expenses

Total expenses decreased $1.8 million, or 19.1%, to $7.6 million for the nine months ended September 30, 2007 compared to $9.4 million in the same period in 2006. During the third quarter of 2006, we recognized $4.5 million in development expenses due to a reimbursement to an affiliate. Not including the impact of the recognition of this reimbursement, there was an increase in expenses of $2.7 million. The increase was primarily attributable to labor charges from an affiliate. Most of these labor charges were related to O&M Services’ employees who will ultimately be operating our LNG receiving terminal. During the nine months ended September 30, 2007, a substantial portion of these costs was expensed as it related to training and other activities not subject to capitalization.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2007 was $30.4 million compared to other income of $0.1 million in the same period in 2006. The increase in other expense related to an increase in interest expense not subject to capitalization partially offset by an increase in interest income. Interest expense increased due to our average debt balance being much larger in the nine months ended September 30, 2007 than in the nine months ended September 30, 2006 as a result of the Senior Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In the nine months ended September 30, 2006, all of the interest expense incurred under our credit facility, in place at that time, was subject to capitalization. Interest income increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a significantly higher restricted cash and cash equivalent average balance during the nine months ended September 30, 2007, compared to nominal restricted and unrestricted cash and cash equivalent average balances in the same period of 2006.

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

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on their evaluation as of the end of the fiscal quarter ended September 30, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of September 30, 2007, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows. In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1

Change Order 50 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation (incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007).

10.2	Change Order 6 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007).

10.3	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.) (incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, its general partner

/S/ DON A. TURKLESON
Don A. Turkleson Chief Financial Officer of Sabine Pass LNG-GP, Inc., general partner of SABINE PASS LNG, L.P. (on behalf of the registrant and as principal accounting officer)

Date: November 6, 2007