Form 10-K
period 2007-12-31
Sabine Pass LNG, L.P.
filed 2008-02-27
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-138916

Sabine Pass LNG, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-0466069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 375-5000

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Aggregate market value of the voting and non-voting common equity held by non-affiliates: not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

SABINE PASS LNG, L.P.

i

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•

statements relating to the construction and operation of each of our proposed liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks, pipeline deliverability and the number of pipeline interconnections, if any;

•	statements relating to the construction and operation of facilities related to our LNG receiving terminal;

•

statements regarding future levels of domestic natural gas production, supply or consumption; future levels of LNG imports into North America; sales of natural gas in North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•

statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned, marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification capacity that are, or may become, subject to TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•

statements regarding any business strategy, any business plans or any other plans, forecasts, projections or objectives, including potential revenues and capital expenditures, any or all of which are subject to change;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. and its affiliates; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “potential,” “forecast,” “plan,” “project,” “propose,” “strategy” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements are made as of the date of this annual report.

ii

DEFINITIONS

In this annual report, unless the context otherwise requires:

•	Bcf means billion cubic feet;

•	Bcf/d means billion cubic feet per day;

•	EPC means engineering, procurement and construction;

•	EPCM means engineering, procurement, construction and management;

•	LNG means liquefied natural gas; and

•	TUA means terminal use agreement.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG receiving terminal. Our LNG receiving terminal is being constructed with regasification capacity of approximately 4.0 Bcf/d and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.8 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built.

Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports and other information regarding issuers that file electronically. The SEC’s internet address is http://www.sec.gov.

We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving revenues from operations in the second quarter of 2008.

Overview of the LNG Industry

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state, which represents approximately 1/600th of its gaseous volume. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using large oceangoing LNG tankers specifically constructed for this purpose. LNG receiving terminals offload LNG from LNG tankers, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy

Our primary business objective is to generate stable cash flows by:

•	completing construction of our LNG receiving terminal on schedule and within budget;

•	operating our LNG receiving terminal safely, efficiently and reliably; and

•	maintaining the effectiveness of our long-term TUAs to generate steady and reliable revenues and operating cash flows.

On February 25, 2008, Cheniere announced that it was evaluating strategic options to enhance shareholder value, including options to optimize the value of our LNG receiving terminal and the regasification capacity of the facility held under a long-term TUA with an affiliate, Cheniere Marketing, Inc. (“Cheniere Marketing”).

Our Business

Sabine Pass LNG Receiving Terminal

Development

In 2003, we were formed by Cheniere as the entity to own, develop and operate the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. We have entered into leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana for the project site. Our LNG receiving terminal was designed, and permitted by the FERC, with an initial regasification capacity of approximately 2.6 Bcf/d and three LNG storage tanks with an aggregate LNG storage capacity of approximately 10.1 Bcf and two unloading docks capable of handling the largest LNG carriers currently being operated or built. In June 2006, we received approval from the FERC to increase the regasification capacity of our LNG receiving terminal from approximately 2.6 Bcf/d to 4.0 Bcf/d (with peak capacity of 4.3 Bcf/d) and increase the aggregate LNG storage capacity from approximately 10.1 Bcf to 16.8 Bcf by adding up to three additional LNG storage tanks, additional vaporizers and related facilities.

Construction

In March 2005, the FERC issued an order authorizing us to commence construction of our LNG receiving terminal, subject to certain ongoing conditions. We expect our EPC contractor, Bechtel, to complete construction and commissioning of the first three tanks, approximately 2.6 Bcf/d of regasification capacity, and associated facilities necessary to achieve initial commercial operations during the second quarter of 2008.

In June 2006, we received authorization from the FERC to commence construction activities for the expansion of our LNG receiving terminal, subject to certain ongoing conditions. The first stage of the expansion includes the addition of the fourth and fifth LNG storage tanks, and additional regasification capacity of approximately 1.4 Bcf/d. We expect to complete the construction and commissioning of this stage of our expansion during the third quarter of 2009.

We estimate that the aggregate cost to complete construction of our LNG receiving terminal will be approximately $1.4 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.

Customers

The entire capacity of approximately 4.0 Bcf/d of capacity at our LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with third parties, and one with Cheniere Marketing. Each of the customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Provided our LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these capacity reservation fee TUA payments will be made by our customers as follows:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments to us aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during an initial commercial operations ramp-up period in 2008. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA. For further discussion of the risks related to Cheniere Marketing, please refer to the discussion under Item 1A. “Risk Factors—Risks Relating to Development and Operation of Our Business.”

Under each of these TUAs, we are also entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporation and self-generated power at our LNG receiving terminal.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Competition

We currently do not experience competition for our LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that will be available at our LNG receiving terminal upon completion of construction has been fully reserved under three, 20-year TUAs under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when we have to replace any TUAs, we will compete with North American LNG receiving terminals and their customers. In addition, in connection with obtaining LNG for cool down and commissioning of our terminal, we must compete in the world LNG market to purchase and transport cargoes of LNG. We may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation

Our LNG receiving terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and other laws. Among other matters, these laws require that we engage in consultations with certain federal and state agencies and that we obtain certain permits and other authorizations before commencement of construction and operation of our LNG receiving terminal. This regulatory burden increases the cost of constructing and operating our LNG receiving terminal, and failure to comply with such laws could result in substantial penalties.

FERC

In order to site and construct a LNG receiving terminal, we were required to receive and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”).

We received all the FERC authorizations necessary to construct our LNG receiving terminal. These authorizations are subject to specified conditions that must be satisfied throughout the construction, commissioning and operation of the terminal. Some of those conditions require us to:

•	appoint third-party environmental inspectors to monitor compliance with the FERC’s conditions;

•	submit any material changes to the design or construction of the facility for FERC approval;

•	submit an implementation plan for compliance with the FERC-ordered mitigation measures;

•	submit monthly construction reports and weekly environmental reports detailing construction progress and ongoing compliance efforts; and

•	file plans regarding the installation, implementation and operation of various safety measures and comply with those plans.

In addition, throughout the life of our LNG receiving terminal, it will be subject to regular reporting requirements to the FERC and the Department of Transportation regarding the operation and maintenance of the facility.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the construction and operation of our LNG receiving terminal is also subject to additional federal permits, approvals and consultations required by certain other federal agencies, including: Advisory Counsel on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency and U.S. Department of Homeland Security.

Our LNG receiving terminal will also be subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, our LNG receiving terminal will also be subject to local and state laws, rules and regulations.

Energy Policy Act of 2005

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG receiving terminal. The EPAct also amended the NGA to prohibit market manipulation and the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1 million per day per violation. The FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Environmental Regulation

Our LNG operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. In some cases, these laws and regulations require us to obtain governmental permits and authorizations before we may conduct certain activities. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or for pollution or releases of hazardous substances, materials or compounds or otherwise require additional costs or changes in operations that could have a material adverse effect on our business, results of operations, financial condition and prospects. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties. As with the industry generally, our operations will entail risks in these areas, and compliance with these laws and regulations increases our overall cost of business. While these laws and regulations affect our capital expenditures and earnings, we believe that these laws and regulations do not affect our competitive position in the industry because our competitors are similarly affected. Environmental laws and regulations have historically been subject to frequent revision and reinterpretation. Consequently, we are unable to predict the future costs or other future impacts of environmental regulations on our future operations.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons who are considered to be responsible for the spill or release of a hazardous substance into the environment. Potentially liable persons include the owner or operator of the site where the release occurred and persons who disposed or arranged for the disposal of hazardous substances at the site. Under CERCLA, responsible persons may be subject to joint and several liability for:

•	the costs of cleaning up the hazardous substances that have been released into the environment;

•	damages to natural resources; and

•	the costs of certain health studies.

In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although CERCLA currently excludes petroleum, natural gas, natural gas liquids and LNG from its definition of “hazardous substances,” this exemption may be limited or modified by the U.S. Congress in the future.

Clean Air Act (CAA)

Our LNG receiving terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that our operations will be materially adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the Environmental Protection Agency (“EPA”) has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. In addition, Congress is currently considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Certain persons have expressed concerns that air emissions from our receiving terminal, which are allowed under our existing permits, could adversely impact regional air quality in southeastern Texas so as to trigger future federal sanctions for that area under the CAA. While we have no reason to believe that any formal challenge will be made regarding our existing permits under the CAA, such challenges may be pursued and, if pursued, may result in costs or conditions that could have a material adverse effect on our business and operations.

Clean Water Act (CWA)

Our operations are also subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with our LNG operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our operations and planned construction activities may also be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities do not jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

Employees

We do not have any employees. Cheniere employs all persons necessary for the construction of our LNG receiving terminal and operation of our business. Generally, we reimburse Cheniere for the services of their employees. As of December 31, 2007, Cheniere had approximately 375 full-term employees. For more information on our related party transactions, see Note 13—”Related Party Transactions” in our Notes to Financial Statements for a discussion of these arrangements.

ITEM 1A.	RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operation, financial condition and prospects.

Risks Relating to Our Financial Matters

We are a development stage company without any revenues, operating cash flows, operating history or experience constructing, operating or maintaining an LNG facility, and if we are unable to complete construction of our LNG receiving terminal or if our customers fail to perform under their contracts for whatever reason, our business will be materially and adversely affected.

We are a development stage company with no revenues, operating cash flows or operating history. We had net losses of $123.8 million for the period from inception through December 31, 2007. We expect to continue to incur losses and experience negative operating cash flow through at least 2008 and to incur significant capital expenditures through completion of development of our LNG receiving terminal. Any delays beyond the expected development periods for our LNG receiving terminal would prolong, and could increase the level of, our operating losses and negative operating cash flows. Neither we nor Cheniere and its affiliates have previously ever managed the construction, operation or maintenance of an LNG facility.

Our substantial indebtedness could adversely affect our ability to operate our business and prevent us from fulfilling our obligations under the notes.

As of December 31, 2007, we had $2,032 million of indebtedness outstanding. Our substantial indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes;

•

limiting our ability to obtain additional financing to fund our capital expenditures, working capital, acquisitions, debt service requirements or liquidity needs for general business or other purposes;

•

limiting our ability to use operating cash flow to enhance our LNG receiving terminal facility because we must dedicate a substantial portion of these funds to service debt, including indebtedness that we may incur in the future;

•	limiting our ability to compete with other companies who are not as highly leveraged;

•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries and to economic downturns;

•	limiting our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	making us more vulnerable than a less leveraged company to a downturn in our business or in the economy;

•	limiting our ability to attract customers; and

•	resulting in a material adverse effect on our business, results of operations and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

Our ability to satisfy our obligations, including the notes, will depend upon our future operating performance. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt obligations. We do not expect to receive full contracted revenues under the Cheniere Marketing TUA until the first quarter of 2009 and under the Total and Chevron TUAs until the second and third quarters of 2009, respectively. If we cannot thereafter generate sufficient cash from operations to meet our other obligations, we may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We will still be able to incur substantially more indebtedness in the future. This could further exacerbate the risks associated with our substantial leverage.

The indenture governing the notes does not prohibit us from incurring additional indebtedness, including additional senior or secured indebtedness, and other liabilities, or from pledging assets to secure such indebtedness and liabilities. The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure the indebtedness, could adversely affect our business, results of operations and financial condition if we are unable to service our indebtedness.

To service our indebtedness, we will require significant amounts of cash. Our ability to generate cash will depend on many factors beyond our control.

We will require $151 million per year of cash flow from operations to make interest payments on the notes. Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. If any of the counterparties to our TUAs fails to perform obligations under its respective TUA or if any of our TUAs are terminated, it could adversely affect our ability to make payments on or refinance our indebtedness, including the notes. We may not be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms or at all.

We may have to seek additional financing.

As of December 31, 2007, we had incurred $1.0 billion, not including financing costs, toward the development and construction of our LNG receiving terminal. We expect to continue to make significant capital outlays through the second quarter of 2009. We currently believe that we will have sufficient funds to meet our currently anticipated capital, operating and debt service requirements through the first half of 2009. We currently project that our cash flows from operations will commence in the second quarter of 2008, when our LNG receiving terminal is anticipated to commence terminal operations, and will be sufficient to meet our ongoing capital and operating requirements and to pay the interest on our outstanding debt after the first half of 2009. If our cash flows from operations are less than projected, or if our future operating, capital and debt service requirements are higher than we currently estimate, we will require additional debt or equity financing in amounts that could be substantial.

The type, timing and terms of any future financing will depend on our cash requirements, our cash flows and prevailing conditions in the financial markets. Future financing may not be available to us at any given time or the terms thereof may not be desirable. Our current estimates of future results of operations (which will depend upon numerous future factors and conditions, many of which are outside of our control) may not be accurate. They are merely estimates of future events, and actual events will probably vary from current estimates, possibly materially. If we decide or are required to further expand our LNG receiving terminal or to introduce new products or services, our funding needs will increase, possibly to a significant degree.

Because the costs of constructing, maintaining and operating our LNG receiving terminal, the costs of conducting our business, and the amounts of our future revenues, will all depend on a variety of factors (including our ability to meet our construction schedules, performance by our contract counterparties and potential regulatory changes), actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. Accordingly, we may be required to raise substantial additional capital in the future, and our current estimates may prove to be inaccurate.

The indenture governing the notes contains restrictions that limit our flexibility in operating our business.

The indenture governing the notes contains several significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	create liens on our assets; and

•	engage in sale and leaseback transactions and mergers or acquisitions and to make equity investments.

Under some circumstances, these restrictive covenants may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business.

If we fail to comply with the restrictions in the indenture governing the notes or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.

Risks Relating to Completion of Our LNG Receiving Terminal

Our inability to timely construct and commission our LNG receiving terminal would prevent us from commencing operations when anticipated and would delay or prevent us from realizing anticipated cash flows.

We may not complete our LNG receiving terminal in a timely manner, or at all, due to numerous factors, some of which are beyond our control. Factors that could adversely affect our planned completion include:

•	failure by Bechtel or the other contractors to fulfill their obligations under their construction contracts, or disagreements with them over their contractual obligations;

•	shortages of materials or delays in delivery of materials;

•	cost overruns and difficulty in obtaining sufficient debt or equity financing to pay for such additional costs;

•	difficulties or delays in obtaining LNG for commissioning activities necessary to achieve commercial operability of our LNG receiving terminal;

•	cost overruns due to difficulties or delays in obtaining LNG for commissioning our LNG receiving terminal at acceptable cost;

•	failure to obtain and retain all necessary governmental and third-party permits, licenses and approvals for the construction and operation of our LNG receiving terminal;

•	weather conditions, such as hurricanes, and other catastrophes, such as explosions, fires, floods and accidents;

•	difficulties in attracting and maintaining a sufficient skilled and unskilled workforce, increases in the level of labor costs and the existence of any labor disputes; and

•	local and general economic and infrastructure conditions.

Our inability to timely complete our LNG receiving terminal, including as a result of any of the foregoing factors, could prevent us from commencing operations when anticipated, which could delay payments under the TUAs. As a result, we may not receive our anticipated cash flows on time or at all.

We may experience cost overruns and delays in the completion our LNG receiving terminal as well as difficulties in obtaining funding for any additional costs, which could have a material adverse effect on our financial condition and results of operations.

Our construction costs for our LNG receiving terminal may be significantly higher than our current estimates as a result of cost overruns, change orders under existing or future construction contracts, increased component and material costs, escalating labor costs, limited availability of labor, delays in construction and increased spending to maintain construction schedules. As of February 14, 2008, change orders for $172.7 million had been approved under our EPC agreement with Bechtel and other contractors. We have limited experience constructing LNG receiving terminals.

Furthermore, in order to cover increased construction costs, we may need to obtain additional funding. If we fail to obtain sufficient funding, our business plan could fail. Our ability to obtain debt or equity financing that may be needed to provide additional funding to cover increased construction costs will depend, in part, on factors beyond our control, such as the status of various capital and industry markets at the time financing is sought. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, if at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, results of operations, financial condition and prospects.

We are dependent on Bechtel and other contractors for the successful completion of our LNG receiving terminal.

We have limited experience constructing LNG receiving terminals and working with EPC contractors, including Bechtel, and with other construction contractors. Timely and cost-effective completion of our LNG receiving terminal in compliance with agreed specifications is central to our business strategy and is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

•	design and engineer our LNG receiving terminal to operate in accordance with specifications;

•	engage and retain third-party subcontractors and procure equipment and supplies;

•	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;

•	attract, develop and retain skilled personnel, including engineers;

•	post required construction bonds and comply with the terms thereof;

•	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and

•	maintain their own financial condition, including adequate working capital.

Although some of our EPC contracts provide for liquidated damages, if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of our LNG receiving terminal, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. In addition, each contractor’s liability for liquidated damages is subject to a cap. Each of our material agreements with contractors is also subject to termination by the contractor prior to completion of construction under certain circumstances, including extended delays (of 100 days or more) caused by force majeure events and our insolvency, breach of material obligations not subject to adjustment by change order, or failure to pay undisputed amounts.

Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the project or result in a contractor’s unwillingness to perform further work on the project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs.

To commission our LNG receiving terminal, we must purchase and process LNG. We have not previously purchased or processed any LNG.

Our LNG receiving terminal must undergo a commissioning process for our storage tanks and other equipment before commencement of commercial operation. The commissioning process will require a substantial quantity of LNG as well as access to adequate LNG tankers to deliver the LNG.

Our construction cost estimates include amounts to cover the net costs of acquiring this LNG. Our actual cost to obtain LNG for the commissioning process could exceed our estimates, and the overrun could be significant.

We face several principal risks associated with this required purchase of LNG, including the following:

•	we may be unable to enter into a contract for the purchase of the LNG needed for commissioning and may be unable to obtain tankers to deliver such LNG on terms reasonably acceptable to us or at all;

•	we will bear the commodity price risk associated with purchasing the LNG, holding it in inventory for a period of time and selling the regasified LNG; and

•	we may be unable to obtain financing for the purchase and shipment of the LNG on terms that are reasonably acceptable to it or at all.

Our failure to obtain LNG, LNG tankers or both, or our inability to finance the purchase of LNG needed for commissioning, would impede commencement of commercial operation at our LNG receiving terminal, which could delay the date on which our TUA customers are required to begin making payments to us. This delay in payments could have a material adverse effect on our business, results of operations, financial condition and prospects.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the development of our LNG receiving terminal or related pipeline infrastructure could impede completion and have a material adverse effect on us.

The design, construction and operation of our LNG receiving terminal is a highly regulated activity. The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to construct and operate our LNG receiving terminal. Although we have obtained all the necessary authorizations to construct and operate our LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies. Failure to maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Hurricanes or other disasters could result in a delay in the completion of our LNG receiving terminal, higher construction costs and the deferral of the dates on which our TUA counterparties are obligated to begin making payments to us.

In August and September of 2005, Hurricanes Katrina and Rita and related storm activity, including windstorms, storm surges, floods and tornadoes, caused extensive and catastrophic damage to coastal and inland areas located in the Gulf Coast region of the U.S. (parts of Texas, Louisiana, Mississippi and Alabama) and certain other parts of the southeastern U.S. Construction at our LNG receiving terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, our LNG receiving terminal experienced construction delays and increased costs totaling approximately $36.4 million.

Future similar storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, delays or cost increases in construction of, or interruption of operations at, our LNG receiving terminal or related infrastructure.

Risks Relating to Development and Operation of Our Business

We will be entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of December 31, 2007, Cheniere and its subsidiaries had approximately 375 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the development, construction, operation, maintenance and management of our LNG receiving terminal. All of the necessary personnel have been hired, but we face competition for these highly skilled employees in the immediate vicinity of our LNG receiving terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner’s executive officers are also officers of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel. Although Cheniere has arranged agreements relating to compensation and benefits with certain of our general partner’s executive officers, our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain additional qualified personnel.

We will have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have entered into a TUA with Cheniere Marketing, under which Cheniere Marketing will be able to derive substantially all of the economic benefits that may be generated by our LNG receiving facility beyond the payments to be received by us under our other TUAs. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

We will be dependent for substantially all of our revenues and cash flows on the TUA counterparties. Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Cheniere Marketing has a limited operating history, limited capital, no credit rating and an unproven business strategy and may not be able to make payments to us under its TUA.

We will be dependent on the Chevron, Total and Cheniere Marketing TUAs for substantially all of our operating revenues and cash flows. Each of Chevron and Total will pay approximately $125 million annually when payments under those contracts commence, and Cheniere Marketing will pay approximately $250 million annually commencing in 2009. We are also exposed to the credit risk of the guarantors of our customers’ obligations under their TUAs in the event that we must seek recourse under a guaranty. We may be dependent on TUA revenues to complete the funding of the debt service reserve accounts specified in our debt covenants, a necessary condition for making distributions to our limited partners.

Cheniere Marketing has a limited operating history, limited capital, no credit rating and an unproven business strategy. In addition, Cheniere has a non-investment grade corporate rating of B from Standard and Poor’s, indicating that Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Although each of our TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at our LNG receiving terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk is greater for Cheniere Marketing than for Total and Chevron. The principal risks attendant to Cheniere Marketing’s future ability to generate operating cash flow to support its TUA obligations include the following:

•

Cheniere Marketing does not have unconditional agreements or arrangements for any supplies of LNG, or for the utilization of capacity that it has contracted for under its TUA with us and may not be able to obtain such agreements or arrangements on economical terms, or at all;

•

Cheniere Marketing does not have unconditional commitments from customers for the purchase of the natural gas it proposes to sell from our LNG receiving terminal, and it may not be able to obtain commitments or other arrangements on economical terms, or at all;

•

the pipeline infrastructure on which Cheniere Marketing will rely to transport gas from our LNG receiving terminal to interconnections with other pipelines has not been completely constructed, and its timely construction is subject to numerous risks, such as weather delays, accidents, difficulty in obtaining construction financing and inability to obtain required rights-of-way or governmental approvals. In addition, Cheniere Marketing has no existing arrangements with other pipelines for transportation of natural gas to customers from our LNG receiving terminal;

•

even if Cheniere Marketing is able to arrange for supplies and transportation of LNG to our LNG receiving terminal, and for transportation and sales of natural gas to customers, it may experience negative cash flows and adverse liquidity effects due to fluctuations in supply, demand and price for LNG, for transportation of LNG, for natural gas and for storage and transportation of natural gas; and

•

Cheniere Marketing engages in trading and hedging activities involving both physical natural gas and natural gas derivatives, which requires posting of collateral with trade counterparties and imposes other liquidity requirements and constraints that may be difficult for Cheniere Marketing to satisfy because it has no credit rating and limited access to capital. In pursuing this business, Cheniere Marketing will be exposed to losses from fluctuations in commodity prices and could also result in negative cash flows and adverse liquidity effects for Cheniere Marketing.

In pursuing each aspect of its planned business, Cheniere Marketing will encounter intense competition, including competition from major energy companies and other competitors with significantly greater resources. Cheniere Marketing will also compete with our other customers and may compete with Cheniere and its other subsidiaries that are developing or operating other LNG receiving terminals and related infrastructure, which may include vessels, pipelines and storage. Cheniere Marketing’s regasification capacity at our LNG receiving terminal, in particular, will be marketed in competition with existing capacity and additional future capacity offered by other terminals that currently exist or that may be completed or expanded in the future by Cheniere affiliates or others.

Any or all of these factors, as well as other risk factors that we or Cheniere Marketing may not be able to anticipate, control or mitigate could materially and adversely affect the business, results of operations, financial condition, prospects and liquidity of Cheniere Marketing, which in turn could have a material adverse effect upon us.

We may be required to purchase natural gas to provide fuel at our LNG receiving terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Our three TUAs provide for an in-kind deduction of 2% of the LNG delivered to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that we will have to purchase additional natural gas from third parties. We have made arrangements to obtain such natural gas from Cheniere Marketing and will bear the risk of changing prices for fuel.

Each of the three TUAs that we have entered into is subject to termination by the contractual counterparty under certain circumstances, and we are dependent on the performance of those counterparties under the TUAs.

We have entered into long-term TUAs with Total, Chevron and Cheniere Marketing. Each of the TUAs contains various termination rights. For example, each counterparty may terminate its TUA if our LNG receiving terminal experiences a force majeure delay for longer than 18 months, fails to deliver a specified amount of natural gas redelivery nominations or fails to receive or unload a specified number of LNG cargoes. We may not be able to replace these TUAs on desirable terms, or at all, if they are terminated. In the case of each of these TUAs, we are dependent on the respective counterparty’s continued willingness and ability to perform its obligations under its TUAs. If any of these counterparties fails to perform its obligations under its respective TUA, our business, results of operations, financial condition and prospects could be materially adversely affected, even if we were to be ultimately successful in seeking damages from that counterparty or its guarantor for a breach of the TUA.

We face competition from competitors with far greater resources, as well as potential overcapacity in the LNG receiving terminal marketplace.

Many companies have secured access to, or are pursuing development or acquisition of LNG import infrastructure to serve the U.S. gas market, including major energy corporations (e.g., BG, BP, Chevron, ConocoPhillips and Dow Chemical). Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to LNG supply than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, if and when our TUAs terminate or expire, and/or against Cheniere Marketing, which could have a material adverse effect on us.

Some industry analysts have predicted substantial excess LNG receiving capacity in North America for at least several years based on terminals currently in operation or under construction. This could have a material adverse effect on Cheniere Marketing or on us in the event we have to replace our TUAs, and on our business, results of operations, financial condition and prospects.

Cyclical or other changes in the demand for LNG regasification capacity may adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues and may cause us operating losses.

The economics of our LNG receiving terminal operations could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG importation capacity and available natural gas, principally due to the combined impact of several factors, including:

•	significant additions in regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG receiving terminal;

•	reduced demand for natural gas, which could suppress demand for LNG;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	insufficient LNG production worldwide, which may limit the LNG traded worlwide, including to our LNG receiving terminal;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	insufficient LNG tanker supplies, which may limit the ability to import LNG;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•	changes in regulatory, tax or other governmental policies regarding imported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG and/or natural gas;

•	changes in relative demand for LNG in North America and other markets, which may decrease LNG imports into North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These changes in the economics of LNG terminal operations could materially adversely affect the ability of our customers, including Cheniere Marketing, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices, or at all. If and when the TUAs terminate or expire, unfavorable economic conditions that affect our customers could, in turn, for similar reasons, reduce our operating revenues cause us operating losses and adversely affect our ability to pay our obligations on the notes.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to retain key personnel could hurt our ability to construct and operate our LNG receiving terminal.

Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct our LNG receiving terminal and, upon commencement of commercial operation, to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of our LNG receiving terminal. Any increase in our operating costs could materially adversely affect our business, results of operations, financial condition and prospects.

Decreases in the price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make payments on the notes.

The development of domestic LNG receiving terminals and LNG projects generally is based on assumptions about the future price of natural gas and the availability of imported LNG. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	relatively minor changes in the supply of, and demand for, natural gas;

•	political conditions in international natural gas producing regions;

•	the extent of domestic production and importation of natural gas in relevant markets;

•	the level of consumer demand;

•	weather conditions;

•	the competitive position of natural gas as a source of energy compared with other energy sources; and

•	the effect of government regulation on the production, transportation and sale of natural gas.

LNG throughput volumes at our LNG receiving terminal would likely decline if the price of natural gas in North America is, or is forecast to be, lower than the cost to produce and deliver LNG to North American markets. Any significant decline in the price of natural gas could cause the cost of natural gas produced from imported LNG to be higher than domestically produced natural gas. As a result, our customers, particularly Cheniere Marketing, may not be able to procure supplies of LNG or customers for regasified LNG, which may decrease their revenues and ability to make payments under the TUAs and result in a default of their payment obligations thereunder. Such payment defaults may have a material adverse effect on our business, results of operations, financial condition and prospects.

Failure of sufficient LNG liquefaction capacity to be constructed worldwide could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make payments on the notes.

Commercial development of an LNG liquefaction facility takes a number of years and requires substantial capital investment. Many factors could negatively affect continued development of LNG liquefaction facilities, including:

•	increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG and natural gas, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;

•	political unrest in exporting countries or local community resistance in such countries to the siting of LNG facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG liquefaction facility or LNG carrier.

If sufficient LNG liquefaction capacity is not constructed, our customers, particularly Cheniere Marketing, may find it difficult to obtain sufficient utilization of their capacity at our LNG receiving terminal to support obligations under their TUAs.

There may be a shortage of LNG tankers worldwide, which could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs, and, therefore, reduce our operating revenues, cause us operating losses and adversely affect our ability to make payments on the notes.

The construction and delivery of LNG vessels requires significant capital, and long construction lead times, and the availability of the vessels could be delayed to the detriment of our customers because of:

•	an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;

•	political or economic disturbances in the countries where the vessels are being constructed;

•	changes in governmental regulations or maritime self-regulatory organizations;

•	work stoppages or other labor disturbances at the shipyards;

•	bankruptcy or other financial crisis of shipbuilders;

•	quality or engineering problems;

•	weather interference or a catastrophic event, such as a major earthquake, tsunami or fire; and

•	shortages of or delays in the receipt of necessary construction materials.

Failure of imported LNG to become a competitive source of energy in North America could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make payments on the notes.

In North America, due mainly to a historically abundant supply of natural gas, imported LNG has not historically been a major energy source in the past. Our business plan is based, in part, on the belief that LNG can be produced and delivered at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy. In addition, other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited domestic natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. As a result, LNG may not become a competitive source of energy in North America. The failure of LNG to become a competitive supply alternative to domestic natural gas, oil and other import alternatives could adversely affect the performance by our customers, particularly Cheniere Marketing, of obligations under their TUAs and could reduce our operating revenues, cause us operating losses and adversely affect our ability to make payments on the notes. The failure of LNG to become a competitive supply alternative may impede the ability of our customers, particularly Cheniere Marketing, to obtain customers for regasified LNG, which may decrease their revenues and ability to make payments under their TUAs and result in a default of their payment obligations thereunder.

The inability to import LNG into the U.S. could materially adversely affect our customers, particularly Cheniere Marketing, and our business plans and results of operations.

Operations at our LNG receiving terminal will be dependent upon the ability of our customers to import LNG supplies into the U.S. Political instability in foreign countries that have supplies of natural gas, or strained relations between such countries and the U.S., may impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the U.S. Such foreign suppliers may also be able to negotiate more favorable prices with other LNG customers around the world than with customers in the U.S., thereby reducing the supply of LNG available to be imported into the U.S. market. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-U.S. markets or to competitors’ LNG receiving terminals in the U.S. Any significant impediment to the ability to import LNG into the United States generally or to our LNG receiving terminal specifically could have a material adverse effect on us, on our customers, particularly Cheniere Marketing, and on our business, results of operations, financial condition and prospects. In addition, the quality of LNG available for importation may not meet the quality specifications of the pipelines interconnected with or downstream of our LNG receiving terminal, and the terminal and our customers do not have plans or equipment in place to condition such LNG to meet the pipeline specifications.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities for us.

The construction and operation of our LNG receiving terminal will be subject to the inherent risks often associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in a significant delay in the timing of commencement of operations and/or in damage to or destruction of our facility or damage to persons and property. In addition, our operations and the facilities and tankers of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, results of operations, financial condition and prospects.

Existing and future U.S. governmental regulation could result in increased compliance costs or additional operating costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate the discharge of natural gas, hazardous substances, materials and other compounds into the environment or otherwise relate to the protection of the environment. Many of these laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Oil Pollution Act, and the Clean Water Act, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our LNG receiving terminal. Releases in violation of these regulations can lead to substantial liabilities for non-compliance or for pollution or releases of hazardous substances, materials or compounds or otherwise require additional costs or changes in operations that could have a material adverse effect on our business, results of operations, financial condition and prospects. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Existing environmental laws and regulations may be revised or reinterpreted or new laws and regulations may be adopted or become applicable to us. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere, may have a material adverse effect on the ability of our customers, particularly Cheniere Marketing: (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as we consume retainage gas at our LNG receiving terminal, this carbon tax may also be imposed on us directly. Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG receiving terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business and to our planned construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

All of our revenue is derived from payments under TUAs relating to one asset, our LNG receiving terminal. Due to our lack of asset and geographic diversification, an adverse development at our LNG receiving terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist incident involving an LNG facility or LNG carrier may result in delays in, or cancellation of, construction of new LNG facilities, including our LNG receiving terminal, which would increase our costs and decrease our cash flows and could delay commencement of commercial operations. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, which, after commencement of commercial operations at our LNG receiving terminal, could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at our LNG receiving terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, particularly Cheniere Marketing, including their ability to satisfy their obligations to us under their TUAs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2007, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Financial Statements and Notes thereto included elsewhere in this report.

	Period from October 20, 2003 (inception) to December 31, 2003	Year ended December 31,				Period from October 20, 2003 (inception) to December 31, 2007
		2004	2005	2006	2007
Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—	$—
Expenses	2,763	4,682	4,711	10,265	11,615	34,036

Loss from operations	(2,763)	(4,682)	(4,711)	(10,265)	(11,615)	(34,036)
Other income (expense) (1)	—	28	456	(50,495)	(39,731)	(89,742)

Net loss	$(2,763)	$(4,654)	$(4,255)	$(60,760)	$(51,346)	$(123,778)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$101	$23,192	$6,327	$(27,901)	$—	$1,719
Cash flows used in investing activities	(100)	(124)	(246,337)	(1,544,408)	—	(1,790,969)
Cash flows provided by (used in) financing activities	(1)	(1,246)	218,188	1,572,309	—	1,789,250

	Combined Predecessor Entities
	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$21,822	$—	$—	$—
Restricted cash and cash equivalents (current)	—	—	8,871	176,324	191,179
Non-current restricted cash and cash equivalents	—	—	—	982,613	442,019
Property, plant and equipment, net	96	212	270,740	651,676	1,127,289
Total assets	101	23,316	309,135	1,858,111	1,826,881
Long-term debt	—	—	37,377	2,032,000	2,032,000
Deferred revenues	—	22,000	40,000	40,000	42,583
Total other long-term liabilities	2,864	17,418	120	1,149	3,827

(1)	The year ended 2006 includes a $23.8 million loss related to the early extinguishment of debt and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of the Sabine Pass credit facility in November 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our financial statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of 2007 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Inflation and Changing Prices

•	Summary of Critical Accounting Policies

•	Recently Issued Accounting Standards Not Yet Adopted

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG receiving terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), a Cheniere indirect subsidiary, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us.

We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving revenues from operations in the second quarter of 2008.

Our Business

Our LNG receiving terminal is being constructed with regasification capacity of approximately 4.0 Bcf/d and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.8 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of our LNG receiving terminal commenced in March 2005, and we anticipate commencing commercial operation during the second quarter of 2008 with initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf. We anticipate achieving full operability of our LNG receiving terminal with a total send out capacity of approximately 4.0 Bcf/d and total storage capacity of approximately 16.8 Bcf during the third quarter of 2009. We have entered into third-party, long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron U.S.A., Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, for regasification capacity at our LNG receiving terminal.

Overview of 2007 Events

In 2007, we continued to execute our strategy to complete construction of our LNG receiving terminal so that terminal operations can commence in the second quarter of 2008 and we can generate steady and reliable revenues under our long-term TUAs beginning in 2008. The major 2007 events include the following:

•	the construction of our LNG receiving terminal continued to progress on schedule and within budget estimates;

•	all required operational and maintenance personnel for our facility had been hired as of December 31, 2007; and

•	there were no lost time injuries and only one Occupational Safety and Health Administration (“OSHA”) recordable injury during the year ended December 31, 2007 at our LNG receiving terminal site.

Liquidity and Capital Resources

Overview

We are a development stage company with no revenues from operations to date. As of December 31, 2007, we had $633.2 million in Restricted Cash and Cash Equivalents, including $420.4 million for the remaining construction costs of our LNG receiving terminal, and $212.8 million for interest payments through May 2009 related to the Senior Notes.

We have estimated that the aggregate cost to construct our LNG receiving terminal will be approximately $1.4 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule. We are funding the construction period capital resource requirements of our LNG receiving terminal from a portion of the $2,032.0 million in gross proceeds received from our issuance in November 2006 of senior secured notes (the “Senior Notes”). As of December 31, 2007, we had incurred $1.0 billion of construction costs, not including financing costs. We believe that we have sufficient funds from the restricted cash and cash equivalents of $420.4 million designated to complete the construction of our LNG receiving terminal.

Beginning in 2009, each of the customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Provided our LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these capacity reservation fee TUA payments will be made by the following third-party customers:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

•

Cheniere Marketing, an affiliate, has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments to us aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during an initial commercial operations ramp-up period in 2008. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA. For further discussion of the risks related to Cheniere Marketing, please refer to the discussion under Item 1A. “Risk Factors—Risks Relating to Development and Operation of Our Business.”

Cheniere Marketing is a company with a limited operating history, limited capital, no credit rating and an unproven business strategy. It may never develop its business, assets or revenues sufficiently to make payments under its TUA. Cheniere has guaranteed 100% of the obligations of Cheniere Marketing under its TUA. Cheniere has a non-investment grade corporate rating of B from Standard & Poor’s. If Cheniere does not receive sufficient future cash flows from businesses that Cheniere is developing, Cheniere may be unable to perform its guarantee of the Cheniere Marketing TUA. Without sufficient revenue from the Cheniere Marketing TUA, we would fail to meet the fixed charge coverage ratio test under the indenture governing the Senior Notes.

Under each of these TUAs, we are also entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporation and self-generated power at our receiving terminal.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the years ended December 31, 2007, 2006, 2005, and the period from October 20, 2003 (date of inception) to December 31, 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands)

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$471,613	$—	$—	$725
Borrowings from debt	—	2,415,400	—	2,415,400
Capital contribution by partner	—	—	196,658	196,658
Proceeds from subordinated note-affiliate	—	—	37,377	37,377
Operating cash flow	—	—	6,327	1,719

Total sources of cash and cash equivalents	471,613	2,415,400	240,362	2,651,879

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process	(430,405)	(387,724)	(229,073)	(1,055,289)
Investment in restricted cash and cash equivalents	—	(1,150,066)	(8,871)	(688,049)
Repayment of debt	—	(420,777)	—	(420,777)
Distributions to partner	—	(378,348)	—	(378,348)
Debt issuance costs	(725)	(43,966)	(15,847)	(61,785)
Advances under long-term contracts	(39,155)	(6,481)	—	(45,636)
Advances under EPC contracts, net of transfers to construction-in-process	—	—	(8,087)	—
Operating cash flow	—	(27,901)	—	—
Other	(1,328)	(137)	(306)	(1,995)

Total uses of cash and cash equivalents	(471,613)	(2,415,400)	(262,184)	(2,651,879)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(21,822)	—
CASH AND CASH EQUIVALENTS—beginning of year	—	—	21,822	—

CASH AND CASH EQUIVALENTS—end of year	$—	$—	$—	$—

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes are required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. In 2007, the $471.6 million of restricted cash and cash equivalents were primarily used to pay for construction activities at our LNG receiving terminal.

Borrowings from debt

Our borrowings from debt were $2,415.4 million in 2006. During 2006, we received $2,032.0 million in proceeds from the issuance of the Senior Notes and $383.4 million in borrowings under an amended Sabine Pass credit facility.

Capital contribution by partner

In 2005, we received $196.7 million in limited partner capital contributions.

Proceeds from subordinated note-affiliate

During 2005, we received $37.4 million in borrowings from a subordinated promissory note with an affiliate, Cheniere LNG Financial Services, Inc., to fund expenditures related to our LNG receiving terminal.

LNG terminal construction- in- process

Capital expenditures for our LNG receiving terminal were $430.4 million, $387.7 million, $229.1 million and $1,055.3 million in 2007, 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. Our capital expenditures increased in 2007 and 2006 compared to the prior year as a result of our increased construction expenditures on our LNG receiving terminal.

Investment in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $1,150.1 million, $8.9 million, and $688.0 million in 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. Investments in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used by for a specific purpose. Between 2005 and 2006, and in the period from October 20, 2003 (inception) to December 31, 2007, the changes in investments in restricted cash and cash equivalents were related to borrowings obtained that were contractually restricted to be used in the construction of our LNG receiving terminal and for interest payments on the Senior Notes.

Repayment of debt

In 2006, we repaid borrowings under an amended Sabine Pass credit facility and a subordinated note with an affiliate with a portion of the proceeds obtained from the $2,032.0 million issuance of the Senior Notes.

Distributions to partner

We made $378.3 million distributions in 2006 to Cheniere.

Debt issuance costs

Our debt issuance costs were $0.7 million, $44.0 million, $15.8 million and $61.8 million in 2007, 2006, 2005 and the period from October 20, 2003 (inception) to December 31, 2007, respectively. Debt issuance costs in 2006, 2005 and in the period from October 20, 2003 (inception) to December 31, 2007, were primarily related to the amended Sabine Pass credit facility and the Senior Notes.

Debt Agreements

Senior Notes

In November 2006, we issued an aggregate principal amount of $2,032.0 million of senior secured notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 and $1,482.0 million of 7.50% Senior Secured Notes due 2016 (collectively, the “Senior Notes”).

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of our LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Amended Sabine Pass Credit Facility

In February 2005, we entered into an $822 million credit agreement with HSBC Bank, USA and Société Générale and a syndicate of financial institutions, and related interest rate swap agreements with HSBC Bank, USA and Société Générale. This original credit facility was subsequently amended and restated in July 2006. The amended credit facility increased the amount of loans available to us from $822 million under the original credit facility to $1.5 billion to finance the construction of our LNG receiving terminal. In connection with the closing of the credit facility and subsequent amendment, we entered into interest rate swap agreements with HSBC Bank, USA and Société Générale. In connection with the issuance of the Senior Notes in November 2006, the amended credit facility and related interest rate swaps were paid in full and terminated.

Subordinated Promissory Note—Affiliate

In November 2005, to fund expenditures related to our LNG receiving terminal, we entered into a subordinated promissory note with an affiliate, Cheniere LNG Financial Services, Inc., that bore interest at LIBOR plus a 3.00% margin and would have terminated on June 30, 2015. As of December 31, 2005, the unpaid principal balance of the subordinated promissory note was $37.4 million. In July 2006, we repaid the subordinated promissory note and accrued interest payable to our affiliate with borrowings from the credit facility.

Services Agreements

Operation and Maintenance Agreement

In February 2005, we entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain our LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of our LNG receiving terminal, and O&M Services will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon at the beginning of each operating year. In addition, we are required to reimburse O&M Services for its operating expenses, which are comprised primarily of labor expenses.

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

Management Services Agreement

In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with Sabine Pass GP. Pursuant to the Sabine Pass LNG MSA, we appointed Sabine Pass GP to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in our terminal use agreement with Total. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay Sabine Pass GP a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

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

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which it and we are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that we and Cheniere are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2007 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2008	2009- 2010	2011- 2012	Thereafter
Operating lease obligations—
LNG site rental (1)	$130,597	$1,506	$3,007	$3,002	$123,082
Long-term debt (2)	2,032,000	—	—	—	2,032,000
Service contracts —
Affiliate O&M agreement (1)	31,485	1,455	3,120	3,120	23,790
Affiliate Sabine Pass LNG MSA (1)	125,820	5,700	12,480	12,480	95,160
Construction and purchase obligations (1)(3)	341,035	299,712	40,222	1,101	—
Cooperative endeavor agreements (1)	21,950	2,388	4,842	4,907	9,813

Total	$2,682,887	$310,761	$63,671	$24,610	$2,283,845

(1)	A discussion of these obligations can be found in Note 14 to our Financial Statements.
(2)	A discussion of these obligations can be found in Note 11 to our Financial Statements.
(3)	Represents construction contracts and obligations to purchase long lead equipment and materials for our LNG receiving terminal.

LNG Receiving Terminal Construction Contracts

As more fully described in Note 14 to our financial statements, we have entered into construction contracts with various third parties to construct our LNG receiving terminal. We estimate that the cost to construct our LNG receiving terminal will be approximately $1.4 billion, before financing costs.

Results of Operations

Overall Operations

2007 vs. 2006

Our consolidated combined net loss was $51.3 million in 2007, a 15% decrease from our 2006 net loss. The decrease in the net loss was primarily due to losses recorded in 2006 from the early extinguishment of debt and a derivative loss related to the termination of our interest rate swaps associated with the early termination of debt, partially offset by additional labor and overhead charges from an affiliate and higher net interest expenses.

2006 vs. 2005

Our consolidated combined net loss was $60.8 million in 2006, a 1,328% increase from our 2005 net loss. The increase in the net loss was primarily due to losses recorded in 2006 from the early extinguishment of debt, a derivative loss related to the termination of our interest rate swaps associated with the early termination of debt, and additional LNG receiving terminal development expenses and land site rental expenses incurred in 2006.

Labor and Overhead Charges from Affiliate

Labor and overhead charges increased $4.8 million in 2007. The increase was primarily related to employees hired who will ultimately be operating our LNG receiving terminal. During 2007, a substantial portion of these costs was expensed as they related to training and other activities not subject to capitalization.

Development Reimbursement to Affiliate

2007 vs. 2006

Development reimbursement to affiliate decreased $4.5 million in 2007. In August 2006, we reimbursed an affiliate for certain previously incurred costs directly related to the development of our LNG receiving terminal. These costs, which amounted to $14.9 million, were reimbursed in connection with proceeds from borrowings under the amended Sabine Pass credit facility. We accounted for these reimbursed costs consistent with how the affiliated company recorded these costs, which was consistent with our accounting policy for LNG activities. The reimbursed costs were recorded by us as a $4.5 million development reimbursement expense on the Statements of Operations, $6.4 million as an addition to LNG terminal construction-in-process, $3.7 million as advances under long-term contracts and $0.3 million as debt issuance costs on the Balance Sheets. In addition to the August 2006 reimbursement, an affiliate contributed $0.8 million to us for additional receiving terminal construction costs.

2006 vs. 2005

Development reimbursement to affiliate increased $4.5 million in 2006. This increase resulted from the 2006 reimbursements made related to our LNG receiving terminal construction costs paid by affiliates as described above.

Interest Income

Interest income increased $39.6 million and $9.2 million in 2007 and 2006, respectively. These increases resulted from the issuance of the $2,032.0 million Senior Notes in November 2006. As a result, there were correspondingly significantly higher restricted cash and cash equivalent average balances during the years ended December 31, 2007 and 2006 compared to the previous year.

Interest Expense

Interest expense increased $73.2 million and $15.5 million in 2007 and 2006, respectively. These increases resulted from the issuance of the $2,032.0 million Senior Notes in November 2006. As a result, there were correspondingly significantly higher average debt balances during the years ended December 31, 2007 and 2006 compared to the previous year.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

Inflation and Changing Prices

We have experienced escalated steel prices relating to the construction of our LNG receiving terminal as a result of global market conditions and increased labor and materials costs in connection with the collateral effects of the 2005 hurricanes.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. Additional information about our critical accounting policies is included in Note 3—Summary of Significant Accounting Policies of our Financial Statements in Item 8 of this document.

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred.

Beginning in 2006, site rental costs have been expensed as required by Financial Accounting Standards Board (“FASB”) Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period.

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

Revenue Recognition

LNG receiving terminal capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and recognized as earned.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Recently Issued Accounting Standards Not Yet Adopted

In September 2006, FASB issued SFAS 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. Broadly, SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. In January 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring an estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. Further revisions to the measurement guidance are possible, and we are monitoring emerging interpretations and developments. SFAS No. 157 will not have a material adverse effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning October 1, 2008. We are currently evaluating the impact of SFAS No. 159, on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABINE PASS LNG, L.P.

Page
AUDITED FINANCIAL STATEMENTS OF SABINE PASS LNG, L.P.:
Report of Independent Registered Public Accounting Firm—Ernst & Young LLP	32
Report of Independent Registered Public Accounting Firm—UHY LLP	33
Balance Sheets as of December 31, 2007 and 2006	34
Statements of Operations for the years ended December 31, 2007 , 2006 and 2005, and the period from October 20, 2003 (date of inception) to December 31, 2007	35
Statements of Partners’ Capital (Deficit) at December 31, 2005, 2006 and 2007	36
Statements of Cash Flows for the years ended December 31, 2007 , 2006 and 2005 and the period from October 20, 2003 (date of inception) to December 31, 2007	37
Notes to Financial Statements	38
Supplemental Information to Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, Inc., and

Partners of Sabine Pass LNG, L.P.

We have audited the accompanying balance sheet of Sabine Pass LNG, L.P., (a development stage enterprise) as of December 31, 2007, and the related statements of operations, partners’ capital (deficit), and cash flows for the year then ended, and for the period October 20, 2003 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2006, and for the period October 20, 2003 (inception) through December 31, 2006, were audited by other auditors whose report dated February 9, 2007 expressed an unqualified opinion on those statements. The financial statements for the period October 20, 2003 (inception) through December 31, 2006 include total revenues and net loss of $0 and $72,432 thousand, respectively. Our opinion on the statements of operations, partners’ capital (deficit), and cash flows for the period October 20, 2003 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sabine Pass LNG, L.P., at December 31, 2007, and the results of its operations and its cash flows for the year then ended and the period from October 20, 2003 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Sabine Pass LNG, L.P.:

We have audited the accompanying balance sheet of Sabine Pass LNG, L.P. (a development stage limited partnership, the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital (deficit) and cash flows for each of the two years in the period ended December 31, 2006 and for the period from October 20, 2003 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sabine Pass LNG, L.P. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and for the period from October 20, 2003 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Houston, Texas

February 9, 2007

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

BALANCE SHEETS

(in thousands)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Restricted cash and cash equivalents	$191,179	$176,324
Accounts receivable	610	—
Interest receivable	2,639	5,226
Advances to affiliate	1,707	379
Prepaid expenses	432	389

TOTAL CURRENT ASSETS	196,567	182,318
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	442,019	982,613
PROPERTY, PLANT AND EQUIPMENT, NET	1,127,289	651,676
DEBT ISSUANCE COSTS, NET	29,895	33,970
ADVANCES UNDER LONG-TERM CONTRACTS	28,497	7,250
OTHER	2,614	284

TOTAL ASSETS	$1,826,881	$1,858,111

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$55	$758
Accounts payable—affiliate	—	224
Accrued liabilities	52,056	36,670
Accrued liabilities—affiliate	1,048	652

TOTAL CURRENT LIABILITIES	53,159	38,304
LONG-TERM DEBT	2,032,000	2,032,000
DEFERRED REVENUE	42,583	40,000
OTHER NON-CURRENT LIABILITIES	3,827	1,149
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT
Partners’ deficit, including deficit accumulated during development stage of $123,778 and $72,432 at December 31, 2007 and 2006, respectively	(304,688)	(253,342)

TOTAL PARTNERS’ DEFICIT	(304,688)	(253,342)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,826,881	$1,858,111

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
REVENUES	$—	$—	$—	$—
EXPENSES
Legal	34	2	203	2,261
Professional	426	571	281	1,997
Technical consulting	—	27	—	4,577
Land site rental	1,517	1,515	—	3,032
Depreciation expense	35	50	13	98
Labor and overhead charge from affiliates	8,223	3,450	4,094	15,767
Development reimbursement to affiliate	—	4,527	—	4,527
Public relations	1,145	—	—	1,145
Other	235	123	120	632

TOTAL EXPENSES	11,615	10,265	4,711	34,036

LOSS FROM OPERATIONS	(11,615)	(10,265)	(4,711)	(34,036)
OTHER INCOME (EXPENSE)
Interest income	48,917	9,306	113	58,364
Interest expense, net	(88,648)	(15,463)	—	(104,111)
Loss on early extinguishment of debt	—	(23,761)	—	(23,761)
Derivative gain (loss), net	—	(20,577)	343	(20,234)

TOTAL OTHER INCOME (EXPENSE)	(39,731)	(50,495)	456	(89,742)

NET LOSS	$(51,346)	$(60,760)	$(4,255)	$(123,778)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficit)
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at October 20, 2003 (inception)	$—	$—	$—	$—
Net loss	—	(2,763)	—	(2,763)

Balance at December 31, 2003	—	(2,763)	—	(2,763)
Distributions	—	(10,000)	—	(10,000)
Net loss	—	(4,654)	—	(4,654)

Balance at December 31, 2004	—	(17,417)	—	(17,417)
Capital contributions	—	196,658	—	196,658
Rescinded distribution	—	10,000	—	10,000
Change in fair value of derivative instrument	—	—	1,814	1,814
Net loss	—	(4,255)	—	(4,255)

Balance at December 31, 2005	—	184,986	1,814	186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(51,346)	—	(51,346)

Balance at December 31, 2007	$—	$(304,688)	$—	$(304,688)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,346)	$(60,760)	$(4,255)	$(123,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35	50	13	98
Non-cash derivative (gain) loss	—	23	(362)	(339)
Amortization of debt issuance costs	3,793	695	—	4,488
Interest income on restricted cash and cash equivalents	(46,330)	—	—	(46,330)
Use of restricted cash and cash equivalents	103,043	—	—	103,043
Loss on early extinguishment of debt	—	23,750	—	23,750
Changes in operating assets and liabilities:
Interest receivable	—	(5,221)	19	(5,225)
Accounts payable and accrued liabilities	(12,137)	12,399	191	1,768
Accounts payable and accrued liabilities—affiliate	395	97	555	1,047
Deferred revenue	2,583	—	18,000	42,583
Payable to affiliate	—	—	(7,418)	—
Other	(36)	1,066	(416)	614

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	(27,901)	6,327	1,719

CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	470,888	(1,150,066)	(8,871)	(688,049)
LNG terminal construction-in-process	(430,405)	(387,724)	(229,073)	(1,055,289)
Advances to EPC contractor, net of transfers to construction-in-process	—	—	(8,087)	—
Advances under long-term contracts	(39,155)	(6,481)	—	(45,636)
Other	(1,328)	(137)	(306)	(1,995)

NET CASH USED IN INVESTING ACTIVITIES	—	(1,544,408)	(246,337)	(1,790,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of the Senior Notes	—	2,032,000	—	2,032,000
Debt issuance costs	(725)	(43,966)	(15,847)	(61,785)
Use of restricted cash and cash equivalents	725	—	—	725
Proceeds from subordinated note—affiliate	—	—	37,377	37,377
Repayment of subordinated note—affiliate	—	(37,377)	—	(37,377)
Borrowings from Sabine Pass credit facility	—	383,400	—	383,400
Repayment of Sabine Pass credit facility	—	(383,400)	—	(383,400)
Distribution to partner	—	(378,348)	—	(378,348)
Capital contributions by partner	—	—	196,658	196,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1,572,309	218,188	1,789,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(21,822)	—
CASH AND CASH EQUIVALENTS—beginning of year	—	—	21,822	—

CASH AND CASH EQUIVALENTS—end of year	$—	$—	$—	$—

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), a Cheniere Energy, Inc. (“Cheniere”) indirect subsidiary, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us. As used in these Notes to Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. We are in the development stage, and the purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG receiving terminal”). After construction is completed, we will own and operate the LNG receiving terminal.

NOTE 2—DEVELOPMENT STAGE OPERATIONS

We were formed on October 20, 2003. Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal and commencement of commercial operation. As of December 31, 2007, we had a cumulative net loss of $123.8 million.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

LNG Site Related Costs

LNG site related costs include costs related to options to lease land that is used for our LNG receiving terminal. Such costs are capitalized and are amortized on a straight-line basis over their estimated useful lives.

Land Site Rentals

From inception to December 31, 2005, rental costs associated with ground or building operating leases that were incurred during the construction period were capitalized as part of LNG terminal construction-in-process. However, beginning January 1, 2006, these rental costs have been expensed in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period, which is discussed below.

LNG Intangible Assets

LNG intangible assets include the costs of certain permits for our LNG receiving terminal. Amortization will begin when our LNG receiving terminal is operational and will be calculated on the straight-line method over the estimated useful life of our LNG receiving terminal.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

Debt issuance costs consist primarily of fees that are incurred directly related to the issuance of the Senior Notes (see Notes 7 and 11). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Revenue Recognition

LNG regasification capacity fees are recognized as revenue over the term of the respective terminal use agreements (“TUAs”). Advance capacity reservation fees are initially deferred. For a discussion of potential revenue from related parties, please read Note 13.

Income Taxes

We are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements. At December 31, 2007, the tax basis of our assets and liabilities was $250.3 million greater than the reported amounts of our assets and liabilities.

Pursuant to the indenture entered into in connection with the issuance of the Senior Notes (as defined in Note 4), we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

In November 2006, we entered into a state franchise tax sharing agreement (the “State Tax Sharing Agreement”) with Cheniere pursuant to which Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere, in its sole discretion, demands payment, then we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. The State Tax Sharing Agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The State Tax Sharing Agreement is effective for tax returns first due on or after January 1, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. Once our LNG receiving terminal is placed into service, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for the years ended December 31, 2007, 2006 or 2005.

Cash Flow Hedges

As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. Broadly, SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. In January 2008, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring an estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. Further revisions to the measurement guidance are possible, and we are monitoring emerging interpretations and developments. SFAS No. 157 will not have a material adverse effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning October 1, 2008. We are currently evaluating the impact of SFAS No. 159, on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. We are currently evaluating the impact SFAS No. 160 will have on our financial position, results of operations and cash flows.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents and treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2 billion of Senior Secured Notes consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1.5 billion of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”) (see Note 11—”Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $887 million to pay the remaining costs to complete our LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Balance Sheet. As of December 31, 2007 and 2006, $40.2 million and $16.5 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $380.2 million and $803.6 million related to remaining construction costs had been classified as a non-current asset on our Balance Sheet, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated a private offering of an aggregate principal amount of $2 billion Senior Notes (see Note 11—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for $335.0 million related to future interest payments on the Senior Notes through May 2009. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Balance Sheet. As of December 31, 2007 and 2006, $151.0 million and $159.8 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, and $61.8 million and $179.0 million related to the remaining payments of interest through May 2009 had been classified as part of non-current restricted cash, respectively.

NOTE 5—ADVANCES UNDER LONG-TERM CONTRACTS

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant, and Equipment as the costs are incurred or equipment is received. As of December 31, 2007 and 2006, our Advances Under Long-term Contracts were $28.5 million and $7.3 million, respectively.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,126,162	$651,369
LNG site and related costs, net	191	197

Total LNG terminal costs	1,126,353	651,566
FIXED ASSETS
Computer and office equipment	203	31
Vehicles	522	99
Machinery and equipment	411	—
Other	68	43
Accumulated depreciation	(268)	(63)

Total fixed assets, net	936	110

PROPERTY, PLANT AND EQUIPMENT, NET	$1,127,289	$651,676

Once our LNG receiving terminal is placed into service, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the years ended December 31, 2007, 2006, 2005 and from date of inception we capitalized $66.2 million, $22.3 million, $5.3 million and $93.8 million of interest expense related to the construction of our LNG receiving terminal, respectively.

NOTE 7—DEBT ISSUANCE COSTS

Debt issuance costs directly associated with the Senior Notes were capitalized and are being amortized over periods of seven and ten years, which are the terms of the Senior Notes. The amortization of the debt issuance cost was recorded to interest expense and subsequently capitalized as construction-in-process during the construction period of our LNG receiving terminal. As of December 31, 2007, we had capitalized $29.9 million (net of accumulated amortization of $4.7 million), of costs directly associated with the Senior Notes, as follows (in thousands):

Long-term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,352	7 years	$(1,591)	$7,761
2016 Notes	25,199	10 years	(3,065)	22,134

	$34,551		$(4,656)	$29,895

Scheduled amortization of the debt issuance costs related to the Senior Notes for the next five years is estimated at $19.0 million.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 8—DERIVATIVE INSTRUMENTS

Interest Rate Derivative Instruments

In connection with the closing of the original credit facility in February 2005, we entered into swap agreements (“Sabine Swaps”) with HSBC Bank, USA and Société Générale. Under the terms of the Sabine Swaps, we were able to hedge against rising interest rates, to a certain extent, with respect to our drawings under the credit facility, up to a maximum amount of $700 million. The Sabine Swaps had the effect of fixing the LIBOR component of the interest rate payable under the original credit facility with respect to hedged drawings under the original credit facility up to a maximum of $700 million at 4.49% from July 25, 2005 through March 25, 2009 and at 4.98% from March 26, 2009 through March 25, 2012. The final termination date of the Sabine Swaps was March 25, 2012.

In connection with the closing of an amended credit facility in July 2006, we entered into additional interest rate swap agreements with HSBC Bank, USA and Société Générale (the “Amended Sabine Swaps” and collectively with the Sabine Swaps, the “Swaps”). The Swaps had the combined effect of fixing the LIBOR component of the interest rate payable on borrowings under the amended credit facility up to a maximum of $1.25 billion at a blended rate of 5.26% from July 25, 2006 through July 1, 2015.

In conjunction with the termination of the amended credit facility in November 2006, we terminated the Swaps and recognized a loss $20.6 million. In accordance with EITF 00-9, Classification of a Gain or Loss from a Hedge of Debt That Is Extinguished, the loss recognized as a result of early termination of the Sabine Swaps is presented on the Statements of Operations as a Derivative loss.

Accounting for Hedges

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments. Under SFAS No. 133, we are required to record derivatives on our Balance Sheets as either an asset or liability measured at their fair value, unless exempted from derivative treatment under the normal purchase and normal sale exception. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met. These criteria require that the derivative is determined to be effective as a hedge and that it is formally documented and designated as a hedge.

We determined that the Swaps qualified as cash flow hedges within the meaning of SFAS No. 133 and designated them as such. We assessed both at the inception of each of the Swaps and on an on-going basis, whether the Swaps that were used in our hedging transactions were highly effective in offsetting changes in cash flows of the hedged items. At inception, we determined the hedging relationship of the Swaps and the underlying debt to be highly effective. On an on-going basis we monitored the actual dollar offset of the market values of the Swaps as compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges was reflected in earnings. We continued to assess the hedge effectiveness of the Swaps on a quarterly basis in accordance with the provisions of SFAS No. 133 until they were terminated in November 2006. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income (“OCI”) and be reclassified into earnings in the same period during which the hedged forecasted transaction

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

affects earnings. In our case, the impact on earnings was a reduction of interest expense of zero, $1.0 million and zero for the years ended December 31, 2007, 2006, and 2005 respectively. If the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in OCI is recognized currently in earnings.

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2007 and 2006, accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Interest and related debt fees	$13,005	$21,815
LNG terminal construction costs	39,051	13,899
Affiliate	1,048	652
Other	—	956

	$53,104	$37,322

NOTE 10—DEFERRED REVENUES

As of December 31, 2007 and 2006, we had recorded $42.6 million and $40.0 million as deferred revenue, respectively, related to advance capacity reservation fee payments and advance ad valorem tax payments.

In November 2004, Total LNG USA, Inc. (“Total”) paid us a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at our LNG receiving terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to us in April 2005. The advance capacity reservation fee payments will be amortized over a 10-year period after operations commence as a reduction of Total’s regasification capacity fee under its TUA. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, we also entered into a TUA to provide Chevron U.S.A., Inc. (“Chevron”), with approximately 0.7 Bcf/d of LNG regasification capacity at our LNG receiving terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d and paid us an additional $3.0 million advance capacity reservation fee. As of December 31, 2007, Chevron had made advance capacity reservation fee payments to us totaling $20.0 million. These reservation fee payments will be amortized over a 10-year period as a reduction of Chevron’s regasification capacity fee under its TUA. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period. As of December 31, 2007 and 2006, we had recorded $40.0 million as deferred revenue related to advance capacity reservation fee payments.

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2007, we had $2.6 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 11—LONG-TERM DEBT

As of December 31, 2007 and 2006, our long-term debt consisted of the following (in thousands):

	December 31,
	2007	2006
Senior Notes	$2,032,000	$2,032,000

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes.

We placed $335.0 million of the net proceeds in a reserve account to fund scheduled interest payments on the Senior Notes through May 2009. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of our LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

NOTE 12—FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported on the balance sheet for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. We use available marketing data and valuation methodologies to estimate the fair value of debt. This disclosure is presented in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and does not impact our financial position, results of operations or cash flows.

Financial Instruments (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$525,250	$550,000	$547,250
2016 Notes (1)	1,482,000	1,404,195	1,482,000	1,478,295

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2007 and December 29, 2006.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 13—RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, we had $1.7 million and $0.4 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $5.2 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, we paid $14.4 million.

In August 2006, we reimbursed an affiliate for certain previously incurred costs directly related to the construction of our LNG receiving terminal. These costs, which amounted to $14.9 million, were reimbursed in connection with borrowings under the amended Sabine Pass credit facility. We accounted for these reimbursed costs consistent with how the affiliated company recorded these costs, which was consistent with our accounting policy related to accounting for LNG activities. The reimbursed costs were recorded by us as a $4.5 million development reimbursement expense on the Statements of Operations, $6.4 million as an addition to LNG terminal construction-in-process, $3.7 million as advances under long-term contracts and $0.3 million as debt issuance costs on the Balance Sheets. In addition to the August 2006 reimbursement, an affiliate contributed $0.8 million to us for additional construction costs.

Service Agreements

Operation and Maintenance Agreement

In February 2005, we entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, L.P. (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain our LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of our LNG receiving terminal, and O&M Services may thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon at the beginning of each operating year. In addition, we are required to reimburse O&M Services for its expenditures incurred on our behalf for operating expenses, which are comprised primarily of labor expenses.

O&M Services has assigned the O&M Agreement to Cheniere Energy Partners GP, LLC, a wholly-owned subsidiary of Cheniere, and O&M Services and Cheniere Energy Partners GP, LLC have entered into a services and secondment agreement pursuant to which certain employees of O&M Services have been seconded to Cheniere Energy Partners GP, LLC to provide operating and routine maintenance services with respect to our LNG receiving terminal under the direction, supervision and control of Cheniere Energy Partners GP, LLC. Under this agreement, Cheniere Energy Partners GP, LLC pays O&M Services amounts that it receives from us under the O&M Agreement. The services and secondment agreement will remain in effect until the O&M Agreement is terminated; however, Cheniere Energy Partners GP may terminate the agreement upon 30 days written notice. Under the O&M Agreement, we paid $1.1 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, we paid $3.1 million.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

Management Services Agreement

In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with Sabine Pass GP. Pursuant to the Sabine Pass LNG MSA, we appointed Sabine Pass GP to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in our terminal use agreement with Total LNG USA, Inc. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay Sabine Pass GP a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). Under the Sabine Pass LNG MSA, we paid $4.1 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, we paid $11.3 million.

General Partner Management Services Agreement

In September 2006, Sabine Pass GP entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides Sabine Pass GP with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, Sabine Pass GP pays Cheniere Terminals amounts that it receives from us for the management of our LNG receiving terminal. Under this services agreement, Sabine Pass GP paid $4.1 million during each of the years ended December 31, 2007 and 2006. For the period from October 20, 2003 (date of inception) to December 31, 2007, Sabine Pass GP paid $5.5 million.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe us under their TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2007, we had $2.6 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In September 2007, we entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission our LNG receiving terminal at the end of the construction process. In September 2007, we entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. We did not sell any natural gas to Cheniere Marketing during the year ended December 31, 2007 under this contract.

Sale of Natural Gas from Boil-off

In September 2007, we entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in our facility at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect to the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. We did not sell any natural gas to Cheniere Marketing during the year ended December 31, 2007 under this contract.

Purchase of Natural Gas for Fuel

In September 2007, we entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. We did not purchase any natural gas from Cheniere Marketing during the year ended December 31, 2007 under this contract.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, we entered into a contract with Cheniere Marketing to procure and deliver to our facility the LNG cargoes we require for cooldown and commissioning. We will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. We did not purchase any LNG from Cheniere Marketing during the year ended December 31, 2007 under this contract.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services, we provide our customers at our LNG receiving terminal, we retain 2% of the LNG that customers bring to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power. In September 2007, we entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index related sales price. We did not sell any excess retainage to Cheniere Marketing during the year ended December 31, 2007 under this contract.

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA and has agreed to make monthly payments to us aggregating approximately $250.0 million per year for at least 19 years commencing January 1, 2009, plus payments of $5.0 million per month in 2008 commencing with commercial operations. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following is a schedule by years of future minimum rental payments required as of December 31, 2007 under the LNG site leases described below (in thousands):

Year ending December 31:
2008	$1,506
2009	1,506
2010	1,501
2011	1,501
2012	1,501
Later years (1)	123,082

Total minimum payments required	$130,597

(1)	The later years include the remaining initial term and the six 10-year extensions, as the lease option renewals were reasonably assured, as defined in SFAS No. 13, Accounting for Leases.

In January 2005, we exercised our options and entered into three land leases for the site of our LNG receiving terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. For 2005, these payments totaling $1.5 million were capitalized as part of the construction cost of our LNG receiving terminal; however, beginning in January 2006, these lease payments have been expensed as required by FSP FAS 13-1 and resulted in $1.5 million being recognized as land site rental expense on the Statements of Operations for 2006 and 2007.

Construction Agreements

In December 2004, we entered into a lump-sum turnkey EPC agreement with Bechtel Corporation (“Bechtel”) for the construction of our LNG receiving terminal pursuant to which Bechtel agreed to provide us with services for the engineering, procurement and construction of our LNG receiving terminal. We agreed to pay to Bechtel a contract price of $646.9 million plus certain reimbursable costs for the work under the EPC agreement. This contract price is subject to adjustment for contingencies, change orders and other items. As of February 14, 2008, change orders for $171.3 million had been approved, increasing the total contract price to $818.2 million. Bechtel is also entitled to a bonus based on timely completion construction milestones specified in the EPC agreement.

In July 2006, we entered into various construction agreements to expand our LNG receiving terminal to approximately 4.0 Bcf/d with storage capacity of approximately 16.8 Bcf, some of which include the following:

We entered into an EPCM agreement with Bechtel pursuant to which Bechtel will provide: design and engineering services for our LNG receiving terminal expansion project, except for such portions to be designed by other contractors and suppliers of equipment, materials and services that we contract with directly, construction management services to manage the construction of our LNG receiving terminal, and a portion of the construction services. Under the terms of the EPCM agreement, Bechtel will be paid on a cost reimbursable basis, plus a fixed fee in the amount of $18.5 million. A discretionary bonus may be paid to Bechtel at our sole discretion upon completion.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

We entered into an EPC tank contract with Zachry Construction Corporation (“Zachry”), and Diamond LNG LLC, (“Diamond”), pursuant to which Zachry and Diamond will furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily engineer, procure materials for and construct two additional storage tanks. The tank contract provides that Zachry and Diamond will receive a lump-sum, total fixed price payment for the two storage tanks of approximately $140.9 million, which is subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the additional storage tanks, and change orders.

We entered into an EPC unit rate soil contract with Remedial Construction Services, L.P. (“Recon”). Under the soil contract, Recon is required to furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily conduct soil remediation and improvement on our LNG receiving terminal expansion site, unless otherwise set forth in the soil contract. Upon issuing a final notice to proceed in August 2006, we paid Recon an initial payment of approximately $2.9 million. The soil contract price is based on unit rates. Payments under the soil contract will be made based on quantities of work performed at unit rates.

LNG Commitments

We have entered into TUAs with Total, Chevron and Cheniere Marketing to provide berthing for LNG tankers and for the unloading, storage and regasification of LNG at our LNG receiving terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 13—Related Party Transactions for information regarding such agreements.

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. The Freeport LNG Development, L.P. (“Freeport LNG”) and Sabine Pass LNG receiving terminals are covered facilities. The Crest Royalty is subject to a maximum of approximately $11.0 million per production year at throughput of approximately 1.0 Bcf/d and a minimum of $2.0 million, beginning when natural gas is first commercially processed through a covered LNG facility. Freeport LNG has assumed the obligation to pay the Crest Royalty based on natural gas processed at Freeport LNG’s receiving terminal. Freeport LNG has entered into TUAs for approximately 1.55 Bcf/d of terminal throughput capacity with ConocoPhillips Company and The Dow Chemical Company, which commence when the Freeport LNG receiving terminal begins commercial operations, as well as a subsidiary of Mitsubishi Corporation, which starts at the beginning of 2009. The ConocoPhillips TUA is for approximately 0.9 Bcf/d. The Dow TUA is for approximately 0.5 Bcf/d. Freeport LNG has announced that it expects to commence commercial operations in the second quarter of 2008.

We do not expect to pay any Crest Royalty amounts at any time for two reasons:

•	As mentioned above, Freeport LNG has assumed the obligation to pay the Crest Royalty based on natural gas processed at Freeport LNG’s receiving terminal.

•	Our ultimate parent company, Cheniere, has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other Commitments

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2007, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements Cheniere Marketing would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2007, we had $2.6 million of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2007 and 2006, there were no threatened or pending legal matters that would have a material impact on our results of operations, financial position or cash flows.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,			Period from October 20, 2003 (Date of Inception) to December 31, 2007
	2007	2006	2005
Cash paid for interest, net of amounts capitalized	$93,642	$—	$—	$93,642
Non-cash distribution payable	$—	$—	$(10,000)	$—
Construction-in-process and debt issuance additions funded with accrued liabilities	$60,555	$16,018	$42,812	$60,555

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2007:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(1,860)	(2,756)	(2,935)	(4,064)	(11,615)
Net loss	(12,910)	(13,052)	(11,980)	(13,404)	(51,346)

Year ended December 31, 2006:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(1,590)	(1,904)	(5,898)	(873)	(10,265)
Net loss (1)	(780)	(1,719)	(6,780)	(51,481)	(60,760)

(1)	The fourth quarter of 2006 includes a $23.8 million loss from the early extinguishment of debt (see Note 11—“Long-Term Debt”) and a $20.6 million loss primarily from the termination of the Swaps and Term Loan Swaps (see Note 8—“Derivative Instruments”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2007, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or any attestation report of the our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

Management of Sabine Pass LNG, L.P.

We have no employees, directors or officers. We are managed by our general partner, Sabine Pass LNG-GP, Inc. Except for Mr. Duva, the individuals who serve on the board of directors and as executive officers of our general partner also serve as executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. Except for Mr. Little, each of our general partner’s directors and officers spent less than a majority of his or her time on our business in 2007.

Our general partner is not a public company and it is not listed on any stock exchange and as a result it is not required to, and does not have, any independent standing committees of its board of directors such as an audit, compensation or nominating committee. Our general partner does have an audit committee comprised of Mr. Souki and Mr. Horton who are executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere.

The following sets forth information, as of February 15, 2008, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner.

Directors and Executive Officers of Our General Partner

Name	Age	Position with Our General Partner
Charif Souki	55	Director
Stanley C. Horton	58	Director and Chief Executive Officer
Victor Duva	49	Director
Keith G. Little	50	President
Don A. Turkleson	53	Chief Financial Officer

Charif Souki is a director of our general partner. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere and he was also President of Cheniere from that time until April 2005. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, Mr. Souki was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. He has served as a director since the inception of our general partner in 2003.

Stanley C. Horton is a director and Chief Executive Officer of our general partner. Mr. Horton is President and Chief Operating Officer of Cheniere. He has over 30 years of experience in the natural gas and energy industry. From November 2004 to April 2005, when he joined Cheniere, Mr. Horton served as President and Chief Operating Officer of Panhandle Energy, an owner and operator of 18,000 miles of interstate pipelines and the Lake Charles LNG receiving terminal. From June 2003 until November 2004, he was President and Chief Executive Officer of CrossCountry Energy, which holds interests in and operates natural gas pipeline businesses. From 1997 to June 2003, Mr. Horton was Chairman and Chief Executive Officer of Enron Transportation Services which had responsibility for all of Enron’s North American interstate natural gas pipeline and transmission line companies. Mr. Horton currently serves on the Board of Directors for the Interstate Natural Gas Association of America and was its Chairman in 2001. He also has chaired the Gas Industry Standards Board (2000) and the Natural Gas Council (2002). He previously served on the Board of Directors of Portland General Electric, an electric utility, and the Board of Directors of Elektro Eletricidade e Serviços S.A., a local electricity distribution company in Sao Paolo, Brazil. Mr. Horton received a B.S. in finance from the University of Florida and an M.S. in management from Rollins College. Mr. Horton has served as a director since 2005.

Victor Duva serves as an independent director of our general partner. Mr. Duva has been the President of C T Corporate Staffing, Inc. since 2003. Between 1981 and 2003, Mr. Duva has held various positions with C T Corporate Staffing, Inc., including Account Representative, Assistant Vice President/Office Manager of two offices and Business Process Analyst. He received his B.A. at St. Thomas of Villanova University. Mr. Duva was elected as a director in 2007.

Keith G. Little was elected President of our general partner in November 2006. He has led the development of the Sabine Pass LNG receiving terminal in Cameron Parish, Louisiana. Prior to joining Cheniere in 2005, Mr. Little worked for more than 20 years for ConocoPhillips in a variety of business development, finance and strategic planning roles in the upstream, downstream and corporate sectors. His business development work focused on midstream gas and power projects in the U.S. Gulf Coast, the North Sea and emerging markets. Mr. Little led ConocoPhillips’ participation in the Freeport LNG receiving terminal project, in which Cheniere holds a 30% limited partner interest. Mr. Little received a B.A. in mathematics and economics from Swarthmore College and an M.B.A. with a concentration in finance from the University of Chicago.

Don A. Turkleson is Chief Financial Officer of our general partner. Mr. Turkleson is Senior Vice President and Chief Financial Officer of Cheniere. He became a Senior Vice President of Cheniere in May 2004, relinquished the position of Treasurer of Cheniere in December 2004 and relinquished the position of Secretary in September 2006. He had served as Vice President, Chief Financial Officer, Secretary and Treasurer of Cheniere since December 1997. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986, then as Vice President—Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. He is a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.

Code of Ethics

The Cheniere Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers the fundamental principles of honesty, loyalty, fairness and forthrightness. The officers and directors of our general partner are subject to the Cheniere Code which is on the Cheniere website at www.cheniere.com.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16 of the Exchange Act because we do not have a registered class of equity securities.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have no employees, directors or officers. We are managed by our general partner. Our general partner has paid no compensation to its executive officers since inception and has no plans to do so in the future. All of the executive officers of our general partner are also employees of Cheniere. In addition to providing services to us, each of our general partner’s directors and officers, except for Mr. Little, devotes a significant portion of his time to work for Cheniere and its affiliates.

Cheniere compensates these employees, including Mr. Little, for the performance of their duties as employees of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Officers and employees, if any, of the general partner may participate in employee benefit plans and arrangements sponsored by Cheniere and its affiliates, including plans that may be established by Cheniere and its affiliates in the future. The board of directors of our general partner does not review any of the compensation decisions made by Cheniere with regard to compensation of our general partner’s executive officers.

Compensation Committee Report

As discussed above the board of directors of our general partner does not have a compensation committee. The board of directors would take action on any compensation issue, if needed. In fulfilling its responsibilities, the board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the members of the board of directors of our general partner:

Charif Souki

Stanley C. Horton

Victor Duva

SUMMARY COMPENSATION

The following table sets forth the total compensation awarded to, earned by, or paid to the president of our general partner, Keith Little, by Cheniere. As indicated in more detail below, the “Summary Compensation Table” also includes the amount being recognized as compensation expense for stock awards and option awards for financial statement reporting purposes computed in accordance with FAS 123(R) for Mr. Little.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)(2)	All Other Compensation ($)(3)	Total($)
Keith Little, President	2007	$200,000	—	$269,146	$116,512	$200,000	—	$14,648	$800,306

(1)	The amount in the Stock Awards column represents compensation expense recognized by Cheniere for financial statement reporting purposes for the fiscal year ended December 31, 2007, with respect to restricted stock of Cheniere granted during 2008, 2007, and prior years, in accordance with FAS123(R). The amount in the Option Awards column represents compensation expense recognized by Cheniere for financial statement reporting purposes for the fiscal year ended December 31, 2007, with respect to stock options to acquire Cheniere common stock granted during 2007 and prior years, in accordance with FAS 123(R). The calculation of these amounts excludes any reduction in value due to potential service-based forfeiture assumptions. Assumptions used in the calculation of these amounts are included in Note 21 to Cheniere’s audited financial statements for the fiscal year ended December 31, 2007, included in Cheniere’s Annual Report on Form 10-K filed with the SEC on February 26, 2008. The compensation expense recognized by Cheniere for financial statement reporting purposes for the fiscal year ended December 31, 2007, on an award-by-award basis is set forth below.
(2)	Cheniere does not provide either a pension plan or a nonqualified deferred compensation plan for any of its employees.
(3)	This column represents all other compensation for the fiscal year 2007 not reported in the previous columns, including the costs to Cheniere of providing payment of insurance premiums of $1,080 for the fiscal year 2007 and matching contributions allocated by Cheniere pursuant to Cheniere’s Retirement Plan of $13,500 for the fiscal year 2007. This column also includes a tax reimbursement in the amount of $67.99 for a $50 gift certificate awarded to Mr. Little during 2007.

2007 FAS123(R) Expense on an Award-By-Award Basis

Name	Grant Date	Grant Type	2007 FAS 123(R) Expense
Keith Little	6/17/2005	Stock Awards	$75,000
	12/8/2005	Stock Awards	$21,778
	1/12/2007	Stock Awards	$111,770
	1/18/2008	Stock Awards	$60,598	(A)

	Total		$269,146
	6/17/2005	Option Awards	$116,512

(A)	We began expensing the 2008 grant in May 2007 in accordance with FAS 123(R) as the service inception date, May 25, 2007, preceded the grant date, January 18, 2008.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table reflects the number of securities underlying unexercised stock options to acquire shares of Cheniere common stock held by Mr. Little as of December 31, 2007, the exercise price of the unexercised stock options and the date of expiration of the unexercised stock options. The table also reflects the total number and aggregate value or payout value of shares of unvested restricted stock of Cheniere held by Mr. Little as of December 31, 2007.

Name	Option Awards						Stock Awards
	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Keith Little	15,000(2)	15,000	(2)	—	$30.00	6/17/15	5,000	(2)	$163,200	—	—
							566	(3)	$18,474	—	—
							12,486	(4)	$407,543	—	—

(1)	The values represented in these columns have been calculated by multiplying $32.64, the closing price of Cheniere’s common stock on December 31, 2007, by the number of shares of restricted stock of Cheniere.
(2)	On June 17, 2005 Mr. Little was granted 30,000 options and 10,000 shares of restricted stock of Cheniere. The option exercise price of $30.00 was set at the closing price of Cheniere’s common stock on the date of grant. The options vest equally in four annual installments beginning one year from the date of grant, with remaining vesting dates on June 17, 2008 and June 17, 2009. The restricted stock vests equally in four annual installments beginning one year from the date of grant, with remaining vesting dates on June 17, 2008 and June 17, 2009.
(3)	These are shares of restricted stock of Cheniere that were granted on December 8, 2005 and vest equally in three annual installments beginning one year from the date of grant, with a remaining vesting date on December 8, 2008.
(4)	These are shares of restricted stock of Cheniere that were granted on January 12, 2007 and vest equally in three annual installments beginning one year from the date of grant, vesting on January 12, 2008, 2009 and 2010.

Potential Payments Upon Retirement or Other Termination or Change of Control

As of December 31, 2007, Cheniere had not entered into any employment, change of control or severance agreements with Mr. Little. However his equity grants provide for accelerated vesting upon various termination events, as described in more detail below.

The terms of restricted stock awards granted to Mr. Little on June 17, 2005 provide for accelerated vesting in all circumstances permitted by the Cheniere Amended and Restated 2003 Stock Incentive Plan (the “Plan”). The Plan provides for accelerated vesting upon (i) termination without cause; (ii) termination with “good reason;” (iii) death or disability; or (iv) termination, resignation or removal for any reason within one year from the effective date of a “change of control” of Cheniere. The terms of all of the stock options granted to Mr. Little provide for accelerated vesting in the event of (i) death or disability, or (ii) termination, removal or resignation for any reason within one year from the effective date of a change of control of Cheniere.

Pursuant to the Plan, a “good reason” termination will occur, assuming Cheniere fails to cure such circumstances within thirty days after receipt of notice of the good reason termination, upon Mr. Little’s termination of employment due to one of the following events: (a) the removal from or failure to re-elect him to the position in which he last served; (b) assignment of duties, responsibilities, or reporting requirements that are inconsistent with his position or material diminishment of his duties, responsibilities or status; (c) a material reduction his compensation or benefits; or (d) a change in Cheniere’s principal place of business to a location more than 50 miles from downtown Houston. The Plan provides generally that a “change of control” of Cheniere will occur if: (i) any person or entity directly or indirectly becomes the beneficial owner of 30% or more of its common stock; (ii) the consummation of any merger, reorganization, business combination, consolidation of Cheniere or one of its subsidiaries with or into any other company, or sale or disposition by Cheniere of all or substantially all of its assets (other than a transaction in which the same stockholders before the transaction own 50% of the outstanding common stock after the transaction is complete); or (iii) a majority of the current members of the Cheniere board of directors or their approved successors cease to be Cheniere directors.

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors would perform the functions of the compensation committee in the event such committee is needed.

None of the directors of our general partner or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2007.

Director Compensation

Our general partner has paid no compensation to its directors that are Cheniere employees since inception and has no plans to do so in the future. Mr. Duva is compensated $2,300 per year for his services as an independent director as described below.

Director Compensation

Name (1)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Charif Souki	—	—	—	—	—	—	—
Stanley C. Horton	—	—	—	—	—	—	—
Victor Duva	$2,300	—	—	—	—	—	$2,300

(1)	Charif Souki and Stanley Horton are executive officers of our general partner and are also executive officers of Cheniere. Cheniere compensates these officers for the performance of their duties as executive officers of Cheniere, which includes managing our partnership. They do not receive additional compensation for services as directors of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The limited partner interest in our partnership is divided into units. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 15, 2008:

•	each person who beneficially owns more than 5% of the units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Cheniere, as the indirect parent of Sabine Pass LNG-LP, LLC, has sole voting and investment power with respect to all of the units. The address for the beneficial owner listed below is 700 Milam Street, Suite 800, Houston, Texas 77002.

Name of Beneficial Owner	Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Sabine Pass LNG-LP, LLC	100	100%
Sabine Pass LNG-GP, Inc. (1)	—	—
Charif Souki	—	—
Stanley C. Horton	—	—
Keith G. Little	—	—
Don A. Turkleson	—	—
Victor Duva	—	—
All executive officers and directors as a group (5 persons)	—	—

(1)	Sabine Pass LNG-GP, Inc. is our sole general partner. It holds all of our general partner interest and controls us. It has no economic interest in us. It has sole voting and investment power with respect to its general partner interest in us.

Securities Authorized for issuance Under Equity Compensation Plans

No equity compensation plans have been adopted by the general partner for our directors or officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We are significantly dependent on Cheniere and its affiliates and our general partner and have numerous contractual and commercial relationships and conflicts of interests with them. The following related party transactions are in addition to those related party transactions described in Note 13 of our Notes to Financial Statements in Item 8. Except as described below, such related party transactions were approved by the board of directors of our general partner:

ISDA Master Agreement

In September 2007, Cheniere Marketing and Sabine Pass LNG entered into an ISDA Master Agreement that provides Sabine Pass LNG the ability to hedge its future price risk from time to time. There are no current transactions under this agreement. The agreement was entered into in the event Sabine Pass LNG chooses to hedge some of its LNG purchases or gas sales and elects to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. No transaction will be entered into without prior approval. No amounts were paid to Cheniere Marketing under this agreement during the fiscal year ended December 31, 2007.

Operational Balancing Agreement

In December 2007, Sabine Pass LNG and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement will be effective when the LNG terminal becomes operational. No amounts were paid to Cheniere Creole Trail Pipeline under this agreement during the fiscal year ended December 31, 2007.

The following agreement was not approved by the board of directors of our general partner.

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement (CEA Tax Agreements)

In July 2007, Sabine Pass LNG entered into CEAs and a related agreement with Cheniere Marketing, as more fully described in Note 11 of the Notes to Financial Statements in Item 8. No amounts were paid to Cheniere Marketing under this agreement during the fiscal year ended December 31, 2007.

Director Independence

As long as any of the Senior Notes (as described in Note 11 of the Notes to Financial Statements in Item 8) remain outstanding, our general partner must have at least one director who is not, and for at least five years preceding such appointment has not been, a stockholder, director, manager, officer, trustee, employee, partner, member, attorney, counsel, creditor, customer or supplier of us, our general partner or any of our respective affiliates and who does not and has not had specified financial relationships with us, our general partner or any of our respective affiliates. We refer to this person as an independent director, and any such person may not control, be under common control with or be a member of the immediate family of any person excluded from serving as an independent director. Mr. Duva has been elected as this independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP served as our independent auditor for the fiscal year ending December 31, 2006. Ernst & Young LLP was appointed to serve as our independent auditor for the fiscal year ending December 31, 2007 effective March 1, 2007. The following table sets forth the fees billed to the Company by the independent accountants, Ernst & Young LLP and UHY LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

	Ernst & Young LLP		UHY LLP
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Audit Fees	$257,800	$—	$138,691	$115,031
Audit-Related Fees	—	—	—	4,475

Total	$257,800	$—	$138,691	$119,506

Audit Fees- Audit fees for the fiscal years ended December 31, 2007 and 2006 include attest services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees- Audit-related fees for the fiscal years ended December 31, 2007 and 2006 were for due diligence, accounting assistance, and consultation concerning financial accounting and reporting standards.

Auditor Engagement Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2007 and 2006. There is no pre-approval requirement of non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Sabine Pass LNG, L.P.:

Page
AUDITED FINANCIAL STATEMENTS OF SABINE PASS LNG, L.P.:
Report of Independent Registered Public Accounting Firm—Ernst & Young LLP	32
Report of Independent Registered Public Accounting Firm—UHY LLP	33
Balance Sheets as of December 31, 2007 and 2006	34
Statements of Operations for the years ended December 31, 2007 , 2006 and 2005, and the period from October 20, 2003 (date of inception) to December 31, 2007	35
Statements of Partners’ Capital (Deficit) at December 31, 2005, 2006 and 2007	36
Statements of Cash Flows for the years ended December 31, 2007 , 2006 and 2005 and the period from October 20, 2003 (date of inception) to December 31, 2007	37
Notes to Financial Statements	38
Supplemental Information to Financial Statements	53

(2)	Financial Statement Schedules:

All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits

Exhibit No.		Description
2.1	*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.1	*	Certificate of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

3.2	*	Fifth Amended and Restated Agreement of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.1	*	Form of general partner interest certificate. (Incorporated by reference to Exhibit 4.5 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

Exhibit No.	Description
4.2*	Form of limited partner interest certificate. (Incorporated by reference to Exhibit 4.6 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.3*	Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.4*	Form of 7.25% Senior Secured Note due 2013 (Included as Exhibit A1 to Exhibit 4.3 above)

4.5*	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.3 above)

10.1*	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.4*	Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.5*	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6*	Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.7*	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8*	Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9*	Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.10*	Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.11*	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

Exhibit No.		Description
10.12	*	Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc.. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.13	*	Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 20, 2004)

10.14	*	Change Orders 1 through 27 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.15 to Cheniere Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-16383), filed on March 13, 2006)

10.15	*	Change Orders 28, 29 and 31 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2006).

10.16	*	Change Orders 30, 32 and 33 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006).

10.17	*	Change Orders 34, 35, 36, 37 and 38 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2006).

10.18	*	Change Order 39 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006).

10.19	*	Change Order 40 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.31 of Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.20	*	Change Order 41 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007).

10.21	*	Change Order 42 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated January 18, 2007, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.19 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.22	*	Change Order 43 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on April 3, 2007)

Exhibit No.		Description
10.23	*	Change Orders 44 and 45 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter March 31, 2007 (SEC File No. 001-16383), filed on May 8, 2007)

10.24	*	Change Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.25	*	Change Order 50 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.26	*	Change Orders 51 and 52 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.26 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

10.27	*	Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.28	*	Change Order 1 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.29	*	Change Orders 2 and 3 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.38 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

10.30	*	Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.31	*	Change Orders 5, 6, 7 and 8 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.35 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

10.32	*	Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

Exhibit No.		Description
10.33	*	Change Order 1, 2 and 3 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.37 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

10.34	*	Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.35		[Reserved]

10.36	*	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter June 30, 2007 (SEC File No. 001-16383), filed on August 8, 2007)

10.37	*	Change Order 6 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter September 30, 2007 (SEC File No. 001-16383), filed on November 6, 2007)

10.38	*	Change Order 7 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.42 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2008)

10.39	*	First Amended and Restated Credit Agreement, dated July 21, 2006, among Sabine Pass LNG, L.P., Société Générale, HSBC Bank USA, National Association and the Lenders named thereto. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.40	*	Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.41	*	Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.42	*	Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.43	*	Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.		Description
10.44	*	Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.45	*	Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.46	*	Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.47	*	Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.48	*	Management Services Agreement, dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.49	*	Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.50	*	Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

21.1		Subsidiaries of Sabine Pass LNG, L.P. (none)

31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, Inc.,
its general partner

By:	/s/ STANLEY C. HORTON
Stanley C. Horton Chief Executive Officer

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STANLEY C. HORTON Stanley C. Horton	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ DON A. TURKLESON Don A. Turkleson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008

/s/ CHARIF SOUKI Charif Souki	Director	February 26, 2008

/s/ VICTOR DUVA Victor Duva	Director	February 26, 2008