Form 10-Q
period 2008-03-31
Sabine Pass LNG, L.P.
filed 2008-05-09
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Restricted cash and cash equivalents	$193,460	$191,179
Accounts and interest receivable	2,993	3,249
Advances to affiliate	2,533	1,707
Prepaid expenses	951	432

TOTAL CURRENT ASSETS	199,937	196,567
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	298,406	442,019
PROPERTY, PLANT AND EQUIPMENT, NET	1,267,647	1,127,289
DEBT ISSUANCE COSTS, NET	28,959	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	31,781	28,497
PREPAID LNG CARGO FOR COMMISSIONING—AFFILIATE	25,590	—
OTHER	2,722	2,614

TOTAL ASSETS	$1,855,042	$1,826,881

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$302	$55
Accounts payable—affiliate	1,651	—
Accrued liabilities	87,966	52,056
Accrued liabilities—affiliate	4,507	1,048
Derivative liability	830	—

TOTAL CURRENT LIABILITIES	95,256	53,159
LONG-TERM DEBT	2,032,000	2,032,000
DEFERRED REVENUE	42,583	42,583
OTHER NON-CURRENT LIABILITIES	4,738	3,827
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL DEFICIT
Partners’ deficit, including deficits accumulated during development stage of $138,625 at March 31, 2008 and $123,778 at December 31, 2007	(319,535)	(304,688)

TOTAL PARTNERS’ DEFICIT	(319,535)	(304,688)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,855,042	$1,826,881

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
REVENUES	$—	$—	$—
EXPENSES
Legal	2	—	2,263
Professional	244	111	2,241
Technical consulting	—	—	4,577
Land site rental	405	401	3,437
Depreciation expense	19	20	117
Labor and overhead charge from affiliate	2,762	1,324	18,529
Development reimbursement to affiliate	—	—	4,527
Public relations	—	—	1,145
Other	219	4	851

TOTAL EXPENSES	3,651	1,860	37,687

LOSS FROM OPERATIONS	(3,651)	(1,860)	(37,687)
OTHER INCOME (EXPENSE)
Interest income	5,906	14,767	64,270
Interest expense	(16,282)	(25,817)	(120,393)
Loss on early extinguishment of debt	—	—	(23,761)
Derivative loss, net	(830)	—	(21,064)
Other	10	—	10

TOTAL OTHER EXPENSE	(11,196)	(11,050)	(100,938)

NET LOSS	$(14,847)	$(12,910)	$(138,625)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

(unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficit)
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at October 20, 2003 (inception)	$—	$—	$—	$—
Net loss	—	(2,763)	—	(2,763)

Balance at December 31, 2003	—	(2,763)	—	(2,763)
Distributions	—	(10,000)	—	(10,000)
Net loss	—	(4,654)	—	(4,654)

Balance at December 31, 2004	—	(17,417)	—	(17,417)
Capital contributions	—	196,658	—	196,658
Rescinded distribution	—	10,000	—	10,000
Change in fair value of derivative instrument	—	—	1,814	1,814
Net loss	—	(4,255)	—	(4,255)

Balance at December 31, 2005	—	184,986	1,814	186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(51,346)	—	(51,346)

Balance at December 31, 2007	—	(304,688)	—	(304,688)
Net loss	—	(14,847)	—	(14,847)
Balance at March 31, 2008	$—	$(319,535)	$—	$(319,535)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,847)	$(12,910)	$(138,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	20	117
Non-cash derivative gain	—	—	(339)
Amortization of debt issuance costs	949	950	5,437
Interest income on restricted cash and cash equivalents	(7,161)	(14,767)	(53,491)
Use of restricted cash and cash equivalents	406	—	103,449
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,024	26,531	17,792
Accounts payable and accrued liabilities—affiliate	3,882	(147)	4,929
Deferred revenue	—	—	42,583
Interest receivable and other	728	10	(3,883)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	(313)	1,719
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	148,074	81,465	(539,975)
LNG terminal construction-in-process	(108,447)	(73,015)	(1,163,736)
Prepayment to affiliate for LNG cargo for commissioning	(25,590)	—	(25,590)
Advances under long-term contracts	(13,212)	(6,555)	(58,848)
Other	(825)	(948)	(2,820)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	947	(1,790,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Debt issuance costs	(13)	(634)	(61,798)
Use of restricted cash and cash equivalents	13	—	738
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to partner	—	—	(378,348)
Capital contributions by partner	—	—	196,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	(634)	1,789,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Nature of Operations and Basis of Presentation

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Texas-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), a Cheniere Energy, Inc. (“Cheniere”) indirect subsidiary, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us. As used in these Notes to Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. We are in the development stage, and the purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG receiving terminal”). After construction is completed, we will own and operate the LNG receiving terminal.

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

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2008.

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

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2—Development Stage Operations

We were formed on October 20, 2003. Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal and commencement of commercial operation. As of March 31, 2008, we had a cumulative net loss of $138.6 million.

NOTE 3—Prepaid LNG Cargo for Commissioning—Affiliate

In connection with the construction of our LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

•

LNG heel—A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Balance Sheets as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

In March 2008, we had purchased from an affiliate but not yet received title of our initial LNG commissioning cargo for our LNG receiving terminal. The LNG cargo was loaded into a chartered LNG vessel and in route to our LNG receiving terminal as of March 31, 2008. At March 31, 2008, we had $25.6 million recorded as Prepaid LNG Cargo for Commissioning—Affiliate on our Balance Sheets.

NOTE 4—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents and treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2.0 billion of Senior Secured Notes consisting of $550.0 million of 7  1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1.5 billion of 7  1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”) (see Note 9—“Long-term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $887 million to pay the remaining costs to complete our LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Balance Sheets. As of March 31, 2008 and December 31, 2007, $42.4 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $234.2 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Balance Sheets, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated a private offering of an aggregate principal amount of $2 billion of Senior Notes (see Note 9—“Long-term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for $335.0 million related to future interest payments on the Senior Notes through May 2009. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Balance Sheets. As of March 31, 2008 and December 31, 2007, $151.0 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, and $64.2 million and $61.8 million related to the remaining payments of interest through May 2009 had been classified as part of non-current restricted cash, respectively.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	March 31, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,266,410	$1,126,162
LNG site and related costs, net	189	191

Total LNG terminal costs	1,266,599	1,126,353
FIXED ASSETS
Computer and office equipment	203	203
Vehicles	522	522
Machinery and equipment	620	411
Other	79	68
Accumulated depreciation	(376)	(268)

Total fixed assets, net	1,048	936

PROPERTY, PLANT AND EQUIPMENT, NET	$1,267,647	$1,127,289

Once our LNG receiving terminal is placed into service, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the three months ended March 31, 2008 and 2007 and from the date of inception through March 31, 2008, we capitalized $22.4 million, $12.9 million and $116.2 million of interest expense related to the construction of our LNG receiving terminal, respectively.

NOTE 6—Advances Under Long-term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant, and Equipment as the costs are incurred or equipment is received. As of March 31, 2008 and December 31, 2007, our Advances Under Long-term Contracts were $31.8 million and $28.5 million, respectively.

NOTE 7—Accrued Liabilities

As of March 31, 2008 and December 31, 2007, our accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Interest and related debt fees	$50,761	$13,005
LNG terminal construction costs	37,205	39,051
Affiliate	4,507	1,048

	$92,473	$53,104

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

NOTE 9—Long-term Debt

As of March 31, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Senior Notes	$2,032,000	$2,032,000

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

NOTE 10—Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (FAS 159). As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2008
Derivatives payables	$830	$—	$—	$830

Total liabilities at fair value	$830	$—	$—	$830

Derivatives payables reflect positions held by us related to natural gas swaps entered into to fix the expected gross margin from sales of excess LNG purchased for commissioning and performance testing.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on our Balance Sheets for Restricted Cash and Cash Equivalents, Accounts Receivables, Interest Receivable and Accounts Payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

Financial Instruments (in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$532,125	$550,000	$525,250
2016 Notes (1)	1,482,000	1,441,245	1,482,000	1,404,195

(1)	The fair value of the Senior Notes is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2008 and December 31, 2007, as applicable.

NOTE 11—Related Party Transactions

As of March 31, 2008 and December 31, 2007, we had $2.5 million and $1.7 million, respectively, of advances to affiliates.

Under the service agreements described below, we paid $1.3 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, we paid $15.7 million.

Service Agreements

Operation and Maintenance Agreement

In February 2005, we entered into an Operation and Maintenance Agreement (“O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), an indirect wholly-owned subsidiary of Cheniere. Pursuant to the O&M Agreement, O&M Services has agreed to provide all necessary services required to construct, operate and maintain our LNG receiving terminal. The O&M Agreement will remain in effect until 20 years after substantial completion of the facility. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of our LNG receiving terminal, and O&M Services may thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon at the beginning of each operating year. In addition, we are required to reimburse O&M Services for its expenditures incurred on our behalf for operating expenses, which are comprised primarily of labor expenses.

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

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

Under this agreement, Cheniere Energy Partners GP, LLC pays O&M Services amounts that it receives from us under the O&M Agreement. The services and secondment agreement will remain in effect until the O&M Agreement is terminated; however, Cheniere Energy Partners GP may terminate the agreement upon 30 days written notice. Under the O&M Agreement, we paid $0.3 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, we paid $3.4 million.

Management Services Agreement

In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with Sabine Pass GP. Pursuant to the Sabine Pass LNG MSA, we appointed Sabine Pass GP to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in our terminal use agreement with Total LNG USA, Inc. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay Sabine Pass GP a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). Under the Sabine Pass LNG MSA, we paid $1.0 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, we paid $12.3 million.

General Partner Management Services Agreement

In September 2006, Sabine Pass GP entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides Sabine Pass GP with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, Sabine Pass GP pays Cheniere Terminals amounts that it receives from us for the management of our LNG receiving terminal. Under this services agreement, Sabine Pass GP paid $1.0 million during each of the three months ended March 31, 2008 and 2007. For the period from October 20, 2003 (date of inception) to March 31, 2008, Sabine Pass GP paid $6.5 million.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe us under its terminal use agreement (“TUA”) starting in 2019. These advance ad valorem tax payments were recorded to Other Assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as Deferred Revenue on the Balance Sheets. As of March 31, 2008, we had $2.6 million of Other Assets and Deferred Revenue resulting from accelerated ad valorem tax payments.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

Contracts for Sale and Purchase of Natural Gas

In September 2007, we entered into the following natural gas purchase and sale contracts with Cheniere Marketing, Inc. (“Cheniere Marketing”), an indirect wholly owned subsidiary of Cheniere:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission our LNG receiving terminal at the end of the construction process. In September 2007, we entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. We did not sell any natural gas to Cheniere Marketing under this contract during the three months ended March 31, 2008.

Sale of Natural Gas from Boil-off

In September 2007, we entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in our facility at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. We did not sell any natural gas to Cheniere Marketing under this contract during the three months ended March 31, 2008.

Purchase of Natural Gas for Fuel

In September 2007, we entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. We did not purchase any natural gas from Cheniere Marketing under this contract during the three months ended March 31, 2008.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, we entered into a contract with Cheniere Marketing to procure and deliver to our facility the LNG cargoes we require for commissioning. We will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. During the three months ended March 31, 2008, we prepaid $25.6 million to Cheniere Marketing under this contract for our initial LNG commissioning cargo but had not yet received title to the LNG as of March 31, 2008.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services that we provide our customers at our LNG receiving terminal, we retain 2% of the LNG that customers bring to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power. In September 2007, we entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. We did not sell any excess retainage to Cheniere Marketing under this contract during the three months ended March 31, 2008.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—Continued

(unaudited)

Contract for the Exclusive Use of a LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, we entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by J & S Cheniere or Cheniere Marketing under their time charter agreement. For the three months ended March 31, 2008, we capitalized $11.9 million related to LNG vessel costs incurred under this contract.

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, we entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. For the three months ended March 31, 2008, we capitalized $1.3 million related to tug costs incurred under this contract.

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

NOTE 15—Supplemental Cash Flow Information and disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
Cash paid for interest, net of amounts capitalized	$—	$—	$93,642
Construction-in-process additions recorded as accrued liabilities	$70,825	$46,760	$70,825

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•

statements relating to the construction and operation of the Sabine Pass liquefied natural gas (“LNG”) receiving terminal, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks;

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

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•	statements regarding any business strategies, any business plans or any other plans, forecasts, projections or objectives, any or all of which are subject to change;

•	statements regarding any assumptions, estimates, projections or conclusions;

•	statements regarding conflicts of interest with Cheniere Energy, Inc. (“Cheniere Energy”) and its affiliates;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our financial statements and the accompanying notes in Item 1. “Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

OVERVIEW OF OPERATIONS

We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving $5 million of revenues from operations in the second quarter of 2008 when Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, is anticipated to begin making capacity reservation fee payments under its TUA with us.

As of March 31, 2008, we had completed construction of 99% of our LNG receiving terminal, consisting of an initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf. We commenced commissioning of our LNG receiving terminal in April 2008 and anticipate commencing commercial operations during the second quarter of 2008. However, we may elect to defer obtaining the remaining LNG cargoes required to complete commissioning if we believe that better pricing will be obtainable in mid-2008, in which event commencement of commercial operations may be deferred into the third quarter of 2008. Construction on our LNG receiving terminal for the remaining 1.4 Bcf/d of send out capacity and 6.7 Bcf of storage capacity was 67% complete as of March 31, 2008, and we anticipate achieving full operability of our LNG receiving terminal, with a total send out capacity of approximately 4.0 Bcf/d and total storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Construction Costs

Our estimated aggregate cost to construct our LNG receiving terminal is approximately $1.4 billion, before financing costs, with $1.2 billion having been incurred as of March 31, 2008. Our remaining construction costs, including the costs of commissioning, are anticipated to be funded from $276.7 million of restricted cash and cash equivalents that were in a designated construction account as of March 31, 2008.

TUA Revenues

Beginning in 2009, each of our customers must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Provided we have achieved commercial operations, capacity reservation fee TUA payments will be made by the following customers:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during 2008 after our receiving terminal commences commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Cheniere Marketing has a limited operating history, limited capital, and no credit rating. Cheniere Energy, which has a non-investment grade corporate rating, has guaranteed the obligations of Cheniere Marketing under its TUA. Cheniere Energy has announced that it is downsizing Cheniere Marketing’s LNG and natural gas marketing business activities.

Available Cash

As of March 31, 2008, we had no unrestricted cash and cash equivalents. However, we had $491.9 million in restricted cash and cash equivalents, which were designated for the following purposes: $276.7 million for the remaining construction costs on the Sabine Pass LNG receiving terminal and $215.2 million for interest payments through May 2009 related to the Senior Notes described below.

The foregoing reserved funds are anticipated to be sufficient to fund our operating expenditures and debt service requirements for the next 12 months. Regardless whether we receive revenues from Cheniere Marketing (or Cheniere Energy, on its guarantee), we thereafter expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to meet our future operating expenditures and debt service requirements.

Future Uses of Cash

Senior Notes

Interest payments of approximately $75.5 million are due on May 30 and November 30 of each year on the $2.0 billion of Senior Notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 and $1.5 billion of 7.50% Senior Secured Notes due 2016. Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of our LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as we receive project revenues, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture. As of March 31, 2008, we had $215.2 million in an interest reserve account as restricted cash and cash equivalents for interest payments through May 2009 related to the Senior Notes. Beginning with the payment due November 30, 2009, we intend to make interest payments primarily from operating cash flows.

Services Agreements

We have entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere Energy pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010) under the agreement. The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of the facility, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

We have also entered into a 20-year management services agreement with our general partner, pursuant to which our general partner has been appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the foregoing operation and maintenance agreement. Our general partner has correspondingly entered into a management services agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy, pursuant to which Cheniere Terminals provides our general partner with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under its management services agreement. Prior to substantial completion of our LNG receiving terminal, we are required to pay our general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). Our general partner is required to pay Cheniere Terminals for all amounts that it receives under its management services agreement with us.

During the three months ended March 31, 2008, we paid an aggregate of $1.3 million under the foregoing services agreement from restricted cash and cash equivalents. Until substantial completion of our LNG receiving terminal and revenues are received under our TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere Energy. Under this agreement, Cheniere Energy has agreed to prepare and file all Texas franchise tax returns which it and we are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere Energy, in its sole discretion, demands payment, we will pay to Cheniere Energy an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes that we and Cheniere Energy are required to file on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. We do not expect to make any tax payments under this agreement for 2008.

Historical Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2008 and 2007, and the period from October 20, 2003 (date of inception) to March 31, 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands).

	Three Months Ended March 31,		Period from October 20, 2003 (Date of Inception) to March 31, 2008
	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$148,087	$81,465	$738
Borrowings from debt	—	—	2,415,400
Capital contribution by partner	—	—	196,658
Proceeds from subordinated note—affiliate	—	—	37,377
Operating cash flow	—	—	1,719

Total sources of cash and cash equivalents	148,087	81,465	2,651,892

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process	(108,447)	(73,015)	(1,163,736)
Prepayment to affiliate for LNG cargo for commissioning	(25,590)	—	(25,590)
Investment in restricted cash and cash equivalents	—	—	(539,975)
Repayment of debt	—	—	(420,777)
Distributions to partner	—	—	(378,348)
Debt issuance costs	(13)	(634)	(61,798)
Advances under long-term contracts	(13,212)	(6,555)	(58,848)
Operating cash flow	—	(313)	—
Other	(825)	(948)	(2,820)

Total uses of cash and cash equivalents	(148,087)	(81,465)	(2,651,892)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes are required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. In the three months ended March 31, 2008 and 2007, the $148.1 million and $81.5 million, respectively, of restricted cash and cash equivalents were primarily used to pay for construction activities at our LNG receiving terminal.

LNG terminal construction-in-process

Capital expenditures for our LNG receiving terminal were $108.4 million, $73.0 million and $1,163.7 million in the three months ended March 31, 2008 and 2007, and the period from October 20, 2003 (inception) to March 31, 2008, respectively. Our capital expenditures increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of increased construction activity in preparation for the commissioning process at our LNG receiving terminal.

Prepayment to affiliate for LNG cargo for commissioning

During the three months ended March 31, 2008, we made a prepayment to Cheniere Marketing for the purchase of our first cargo of LNG to be used for the commissioning of our LNG receiving terminal. The commissioning process is required near the end of construction to perform testing and commissioning and to establish the LNG heel in each LNG storage tank.

Advances under long-term contracts

Advances under long-term contracts increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily as a result of increased payments for LNG receiving terminal equipment that will be received in the future.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Overall Operations

Our net loss was $14.8 million in the three months ended March 31, 2008, a 15% increase from our net loss in the three months ended March 31, 2007. The increase in the net loss was primarily due to additional labor and overhead charges from an affiliate and decreased interest income, which was partially offset by decreased interest expense.

Labor and Overhead Charges from Affiliate

Labor and overhead charges increased $1.4 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was primarily related to employees hired who will ultimately be operating our LNG receiving terminal.

Interest Income

Interest income decreased $8.9 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was a result of less restricted cash invested during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Interest Expense

Interest expense decreased $9.5 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease in interest expense primarily resulted from an increase in interest expense subject to capitalization in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

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

In connection with the construction of our LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel—A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Balance Sheets as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

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

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We recorded our derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Financial Statements, as management did not elect the fair value option for any financial instruments or certain other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157) as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS 157 did not have a material impact on the Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Balance Sheets.

Derivative Commodity Price Risk

We entered into natural gas NYMEX swaps accounted for as derivatives. The NYMEX swaps were entered into to mitigate the price risk exposure related to the commissioning cargo purchased by Cheniere Marketing in the first quarter of 2008 that is expected to be sold as part of the testing phase of the commissioning process. We entered into a total of 2,000,000 MMBtu of June 2008 NYMEX swaps with two counterparties for which we will receive fixed prices of $9.758 to $9.763 per MMBtu. At March 31, 2008, the value of the derivatives was a liability of $0.8 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of March 31, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Change Order 8 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2008)

10.2	Change Orders No. 53 through 56 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, Inc., its general partner

/s/ JERRY D. SMITH
Chief Accounting Officer of Sabine Pass LNG-GP, Inc., general partner of SABINE PASS LNG, L.P. (on behalf of the registrant and as principal accounting officer)

Date: May 8, 2008