Form 10-Q
period 2008-06-30
Sabine Pass LNG, L.P.
filed 2008-08-11
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SABINE PASS LNG, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Restricted cash and cash equivalents	$183,913	$191,179
Accounts and interest receivable	432	3,249
Accounts receivable—affiliate	20,909	—
Advances to affiliate	33,466	1,707
Prepaid expenses and other	6,999	432

TOTAL CURRENT ASSETS	245,719	196,567
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	26,829	442,019
PROPERTY, PLANT AND EQUIPMENT, NET	1,417,341	1,127,289
DEBT ISSUANCE COSTS, NET	28,010	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	10,378	28,497
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	64,459	—
LNG HELD FOR COMMISSIONING	957	—
OTHER	5,046	2,614

TOTAL ASSETS	$1,798,739	$1,826,881

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,569	$55
Accrued liabilities	50,458	52,056
Accrued liabilities—affiliate	3,574	1,048
Derivative liabilities—affiliate	7,740	—

TOTAL CURRENT LIABILITIES	63,341	53,159
LONG-TERM DEBT	2,032,000	2,032,000
DEFERRED REVENUE	44,971	42,583
OTHER NON-CURRENT LIABILITIES	2,914	3,827
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ CAPITAL DEFICIT
Partners’ deficit, including deficits accumulated during development stage of $163,577 at June 30, 2008 and $123,778 at December 31, 2007	(344,487)	(304,688)

TOTAL PARTNERS’ DEFICIT	(344,487)	(304,688)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,798,739	$1,826,881

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007	2008	2007
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	11	—	12	—	2,274
Professional	246	47	490	158	2,487
Technical consulting	—	—	—	—	4,577
Land site rental	341	370	746	771	3,778
Depreciation expense	19	43	37	64	136
Labor and overhead charge from affiliate	1,546	2,268	4,309	3,592	20,075
Phase 2–Stage 1 development reimbursement to affiliate	—	—	—	—	4,527
Public relations	46	—	46	—	1,191
Other	359	28	578	31	1,210

TOTAL EXPENSES	2,568	2,756	6,218	4,616	40,255

LOSS FROM OPERATIONS	(2,568)	(2,756)	(6,218)	(4,616)	(40,255)
OTHER INCOME (EXPENSE)
Interest income	2,704	13,370	8,609	28,137	66,974
Interest expense, net	(13,571)	(23,666)	(29,853)	(49,483)	(133,964)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative loss, net	(11,537)	—	(12,367)	—	(32,601)
Other	20	—	30	—	30

TOTAL OTHER EXPENSE	(22,384)	(10,296)	(33,581)	(21,346)	(123,322)

NET LOSS	$(24,952)	$(13,052)	$(39,799)	$(25,962)	$(163,577)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

(unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Deficit
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at October 20, 2003 (inception)	$—	$—	$—	$—
Net loss	—	(2,763)	—	(2,763)

Balance at December 31, 2003	—	(2,763)	—	(2,763)
Distributions	—	(10,000)	—	(10,000)
Net loss	—	(4,654)	—	(4,654)

Balance at December 31, 2004	—	(17,417)	—	(17,417)
Capital contributions	—	196,658	—	196,658
Rescinded distribution	—	10,000	—	10,000
Change in fair value of derivative instrument	—	—	1,814	1,814
Net loss	—	(4,255)	—	(4,255)

Balance at December 31, 2005	—	184,986	1,814	186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(51,346)	—	(51,346)

Balance at December 31, 2007	—	(304,688)	—	(304,688)
Net loss	—	(39,799)	—	(39,799)

Balance at June 30, 2008	$—	$(344,487)	$—	$(344,487)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,799)	$(25,962)	$(163,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37	64	135
Non-cash derivative loss	7,740	—	7,401
Amortization of debt issuance costs	1,898	1,895	6,386
Interest income on restricted cash and cash equivalents	(10,880)	(28,137)	(57,210)
Use of restricted cash and cash equivalents	67,988	64,254	171,031
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,716	(11,913)	5,484
Accounts payable and accrued liabilities—affiliate	2,526	(217)	3,573
Accounts and interest receivable	2,817	—	(2,408)
Deferred revenue	2,388	—	44,971
Advance to affiliate	(31,759)	—	(31,759)
Prepaid and other	(6,672)	16	(6,058)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	1,719
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	365,335	230,581	(322,714)
LNG terminal construction-in-process	(292,447)	(215,340)	(1,347,735)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(64,459)	—	(64,459)
Purchases of LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(957)	—	(957)
Advances under long-term contracts	(7,472)	(13,956)	(53,109)
Other	—	(1,285)	(1,995)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(1,790,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	—	2,032,000
Debt issuance costs	(13)	(641)	(61,798)
Use of restricted cash and cash equivalents	13	641	738
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to partner	—	—	(378,348)
Capital contributions by partner	—	—	196,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	1,789,250

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

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

Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.

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

NOTE 2—Development Stage Operations

We were formed on October 20, 2003. Operations to date have been devoted to pre-construction and construction activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal and commencement of commercial operation. As of June 30, 2008, we had a cumulative net loss of $163.6 million since inception.

NOTE 3—Advances to Affiliate-LNG Held for Commissioning and LNG Held for Commissioning

In connection with the construction of our LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

LNG purchased directly by us is recorded at historical cost and classified as a non-current asset on our Balance Sheets as LNG Held for Commissioning. LNG purchased on our behalf by Cheniere Marketing that has been funded by us is recorded at historical cost and classified as a non-current asset on our Balance Sheets as Advances to Affiliate—LNG Held for Commissioning (see Note 11—Related Party Transactions); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all redelivered LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

As of June 30, 2008, we or Cheniere Marketing on our behalf had acquired a total of three LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and we have unloaded the LNG into our LNG receiving terminal. As of June 30, 2008, our Advances to Affiliate—LNG Held for Commissioning were $64.5 million and our LNG Held for Commissioning was $1.0 million.

NOTE 4—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents and treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”) (see Note 9—“Long-term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $887 million to pay construction costs for our LNG receiving terminal. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Balance Sheets. As of June 30, 2008 and December 31, 2007, $42.6 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $26.8 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Balance Sheets, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated a private offering of an aggregate principal amount of $2,032.0 million of Senior Notes (see Note 9—“Long-term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for $335.0 million related to future interest payments on the

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Senior Notes through May 2009. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Balance Sheets. As of June 30, 2008 and December 31, 2007, $141.3 million and $151.0 million, respectively, related to the payment of interest due within twelve months had been classified as part of current restricted cash. As of December 31, 2007, $61.8 million related to the remaining payments of interest through May 2009 had been classified as part of non-current restricted cash.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	June 30, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,416,187	$1,126,162
LNG site and related costs, net	187	191

Total LNG terminal costs	$1,416,374	$1,126,353

FIXED ASSETS
Computer and office equipment	204	203
Vehicles	421	522
Machinery and equipment	751	411
Other	84	68
Accumulated depreciation	(493)	(268)

Total fixed assets, net	$967	$936

PROPERTY, PLANT AND EQUIPMENT, NET	$1,417,341	$1,127,289

Once our LNG receiving terminal is placed into service, the LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the six months ended June 30, 2008 and 2007 and from the date of inception through June 30, 2008, we capitalized $47.6 million, $27.9 million and $141.4 million of interest expense related to the construction of our LNG receiving terminal, respectively.

NOTE 6—Advances Under Long-term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant and Equipment as the costs are incurred or equipment is received. As of June 30, 2008 and December 31, 2007, our Advances Under Long-term Contracts were $10.4 million and $28.5 million, respectively.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—Accrued Liabilities

As of June 30, 2008 and December 31, 2007, our accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Interest and related debt fees	$13,005	$13,005
LNG terminal construction costs	37,453	39,051
Affiliate	3,574	1,048

	$54,032	$53,104

NOTE 9—Long-term Debt

As of June 30, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior Notes	$2,032,000	$2,032,000

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

Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of our LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture. We achieved phase 1 target completion in July 2008.

NOTE 10—Financial Instruments

On our behalf, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated in a qualifying hedging relationship in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (SFAS 159). As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial liabilities at June 30, 2008 measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 30, 2008
Derivatives payables	$7,704	$36	$—	$7,740

Total liabilities at fair value	$7,704	$36	$—	$7,740

Derivatives payables reflect positions held by us related to natural gas swaps entered into to mitigate the price risk from sales of excess LNG purchased for commissioning and performance testing.

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on our Balance Sheets for Restricted Cash and Cash Equivalents, Accounts Receivables, Interest Receivable and Accounts Payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

Financial Instruments (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$497,750	$550,000	$525,250
2016 Notes (1)	1,482,000	1,326,390	1,482,000	1,404,195

(1)	The fair value of the Senior Notes is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2008 and December 31, 2007, as applicable.

NOTE 11—Related Party Transactions

As of June 30, 2008 and December 31, 2007, we had $33.5 million and $1.7 million, respectively, of Advances to Affiliates. As of June 30, 2008, we had $64.5 million of Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets.

Under the LNG lease agreement described below, we had $64.5 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets related to the purchase by Cheniere Marketing of commissioning cargoes, and had $30.7 million recorded as current Advances to Affiliate on our Balance Sheets related to the establishment of broker margins by Cheniere Marketing for financial hedging of these commissioning cargoes as of June 30, 2008.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under the service agreements described below, we paid $1.3 million during each of the three month periods ended June 30, 2008 and 2007. For both the six months ended June 30, 2008 and 2007, we paid $2.6 million. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $17.0 million.

LNG Lease Agreement

In June 2008, we entered into an agreement in the form of a lease with Cheniere Marketing that enabled us to hedge the exposure to variability in expected future cash flows of our commissioning cargoes. The agreement permits Cheniere Marketing to deliver LNG to our LNG receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool our LNG receiving terminal down. Under the terms of the agreement, we pay Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. We assume full price risk of the purchase and sale of the LNG and also finance all activities relating to the LNG. Cheniere Marketing holds title to the LNG at all times and sells all redelivered LNG and remits the net proceeds from such sales back to us.

LNG purchased on our behalf by Cheniere Marketing that has been funded by us is recorded at historical cost and classified as a non-current asset on our Balance Sheets as Advances to Affiliate—LNG Held for Commissioning. LNG that is lost, used as fuel or sold results in the reduction of Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets at historical cost. During the second quarter of 2008, we advanced Cheniere Marketing funds to purchase LNG. At June 30, 2008, we had $64.5 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets related to the purchase of commissioning cargoes, and $30.7 million recorded as current Advances to Affiliate on our Balance Sheets related to the establishment of broker margins by Cheniere Marketing for financial hedging of the leased LNG. In addition, during the second quarter of 2008, we incurred fixed fees from Cheniere Marketing of $0.6 million that we capitalized as Property, Plant and Equipment on our Balance Sheets.

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

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Under this agreement, Cheniere Energy Partners GP, LLC pays O&M Services amounts that it receives from us under the O&M Agreement. The services and secondment agreement will remain in effect until the O&M Agreement is terminated; however, Cheniere Energy Partners GP may terminate the agreement upon 30 days written notice. Under the O&M Agreement, we paid $0.3 million during the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, we paid $0.6 million. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $3.7 million.

Management Services Agreements

In February 2005, we entered into a Management Services Agreement (the “Sabine Pass LNG MSA”) with Sabine Pass GP. Pursuant to the Sabine Pass LNG MSA, we appointed Sabine Pass GP to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. The Sabine Pass LNG MSA terminates 20 years after the commercial start date set forth in our terminal use agreement with Total LNG USA, Inc. Prior to substantial completion of construction of our LNG receiving terminal, we are required to pay Sabine Pass GP a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010). Under the Sabine Pass LNG MSA, we paid $1.0 million during the three months ended June 30, 2008 and 2007. We paid $2.0 million for the six months ended June 30, 2008 and 2007. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $13.3 million.

In September 2006, Sabine Pass GP entered into a Management Services Agreement with Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Pursuant to this agreement, Cheniere Terminals provides Sabine Pass GP with technical, financial, staffing and related support necessary to allow it to meet its obligations to us under the Sabine Pass LNG MSA. Under this agreement with Cheniere Terminals, Sabine Pass GP pays Cheniere Terminals amounts that it receives from us for the management of our LNG receiving terminal. Under this services agreement, Sabine Pass GP paid $1.0 million during each of the three months ended June 30, 2008 and 2007. Sabine Pass GP paid $2.0 million for each of the six months ended June 30, 2008 and 2007. For the period from October 20, 2003 (date of inception) to June 30, 2008, Sabine Pass GP paid $7.5 million.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe us under its terminal use agreement (“TUA”) starting in 2019. These advance ad valorem tax payments were recorded to Other Assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as Deferred Revenue on the Balance Sheets. As of June 30, 2008, and December 31, 2007, we had $5.0 million and $2.6 million, respectively, of Other Assets and Deferred Revenue resulting from accelerated ad valorem tax payments.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission our LNG receiving terminal at the end of the construction process. We entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. We sold $7.3 million of natural gas to Cheniere Marketing under this contract during the three and six months ended June 30, 2008. For the period from October 20, 2003 (date of inception) to June 30, 2008, we sold $7.3 million of natural gas to Cheniere Marketing under this contract.

Sale of Natural Gas from Boil-off

We entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in our facility at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. We did not sell any natural gas to Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to June 30, 2008.

Purchase of Natural Gas for Fuel

We entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. We did not purchase any natural gas from Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to June 30, 2008.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, we entered into a contract with Cheniere Marketing to procure and deliver to our facility the LNG cargoes we require for commissioning. We will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. During the three and six months ended June 30, 2008, we paid zero and $25.6 million, respectively, to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $25.6 million to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services that we provide our customers at our LNG receiving terminal, we retain 2% of the LNG that customers bring to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power. In September 2007, we entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. We did not sell any

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

excess retainage to Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to June 30, 2008.

Contract for the Exclusive Use of a LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, we entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by J&S Cheniere or Cheniere Marketing under their time charter agreement. During the three and six months ended June 30, 2008, we capitalized $4.4 million and $16.3 million, respectively, related to LNG vessel costs incurred under this contract.

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, we entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. During the three and six months ended June 30, 2008, we capitalized $1.8 million and $3.1 million, respectively, related to tug costs incurred under this contract.

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

NOTE 15—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
Cash paid for:
Interest, net of amounts capitalized	$27,932	$56,388	$121,574
Construction-in-process additions recorded as accrued liabilities	$77,368	$29,120	$77,368

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF OPERATIONS

We are a development stage company without any revenues, operating cash flows or operating history. We expect that we will begin receiving $5 million per month of TUA payments commencing when we begin commercial operations and Cheniere Marketing, Inc. (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere Energy, begins making capacity reservation fee payments under its TUA with us. This is currently anticipated to occur in the third quarter or fourth quarter of 2008.

Subject to the completion of routine punch list items, as of June 30, 2008, we had completed construction of the initial 2.6 Bcf/d of send out capacity and 10.1 Bcf of storage capacity at our LNG receiving terminal. The terminal is operating and able to accept commercial cargoes. The commissioning process was initiated in April 2008 and is estimated to be completed in the third or fourth quarter of 2008. To date, three LNG cargoes have been obtained for the commissioning process and we expect to obtain one more cargo to complete the process. Construction for the remaining 1.4 Bcf/d was approximately 79% complete as of the end of the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Construction Costs

Our estimated aggregate cost to construct our LNG receiving terminal is approximately $1,462 million, before operating expenses during construction, future commissioning costs, and financing costs, an increase of approximately $36 million from our estimate as of March 31, 2008 due to commissioning costs not previously budgeted. Our estimated total construction, commissioning and operating cost budget through the achievement of full operability is approximately $1,559 million. As of June 30, 2008, we incurred approximately $1,437 million of our total budget. Our remaining construction, commissioning and operating costs are anticipated to be funded from restricted cash and cash equivalents designated for construction, working capital or additional financing.

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

Cheniere Marketing has a limited operating history, limited capital, and no credit rating. Cheniere Energy, which has a non-investment grade corporate rating, has guaranteed the obligations of Cheniere Marketing under its TUA. In addition, the LNG and natural gas marketing business activities of Cheniere Marketing have recently been downsized.

In April 2008, Cheniere Energy, the parent company of Cheniere Marketing, reported that unless it was successful in obtaining a sufficient number of LNG cargoes within the next 12 months or entering into a strategic transaction, it would need to obtain additional sources of funding during the first quarter of 2009. On August 11, 2008, Cheniere Energy announced that it had accepted a commitment for a $250.0 million financing, subject to satisfaction of certain conditions, including regulatory approvals, completion of definitive documentation and the absence of any change, development or event that would be expected to have a material adverse effect on Cheniere Energy or its industry, business, financial condition or prospects.

Cheniere Energy advised that, assuming closing of the $250.0 million convertible security financing, it is confident that they will be able to conduct its business, including making payments pursuant to its TUA, for at least the next 3 years. However, if Cheniere Energy is not successful in closing this $250 million financing, or entering into another strategic transaction, or obtaining a sufficient number of LNG cargos, it will be required to obtain an alternative source of funding during the first quarter of 2009 in order to ensure Cheniere Marketing’s ability to meet its obligations under its TUA.

Available Cash

As of June 30, 2008, we had no unrestricted cash and cash equivalents. However, we had $210.7 million in restricted cash and cash equivalents, which were designated for the following purposes: $69.4 million for construction costs on the Sabine Pass LNG receiving terminal and $141.3 million for interest payments through May 2009 related to the Senior Notes described below.

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

Future Uses of Cash

Senior Notes

Interest payments of approximately $75.5 million are due on May 30 and November 30 of each year on the $2,032.0 million of Senior Notes, consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016. Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of our LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as we receive project revenues, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture. We achieved phase 1 target completion in July 2008. As of June 30, 2008, we had $141.3 million in an interest reserve account as restricted cash and cash equivalents for interest payments through May 2009 related to the Senior Notes. Beginning with the payment due November 30, 2009, we intend to make interest payments primarily from operating cash flows.

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

During the three and six months ended June 30, 2008, we paid an aggregate of $1.3 million and $2.6 million, respectively, under the foregoing services agreement from restricted cash and cash equivalents. For the period from October 20, 2003 (date of inception) to June 30, 2008, we paid $17.0 million. Until substantial completion of our LNG receiving terminal and revenues are received under our TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

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

Historical Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six months ended June 30, 2008 and 2007, and the period from October 20, 2003 (date of inception) to June 30, 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands).

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$365,348	$231,222	$738
Borrowings from debt	—	—	2,415,400
Capital contribution by partner	—	—	196,658
Proceeds from subordinated note—affiliate	—	—	37,377
Operating cash flow	—	—	1,719

Total sources of cash and cash equivalents	365,348	231,222	2,651,892

	Six Months Ended June 30,		Period from October 20, 2003 (Date of Inception) to June 30, 2008
	2008	2007
USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in- process	(292,447)	(215,340)	(1,347,735)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(64,459)	—	(64,459)
Purchases of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process	(957)	—	(957)
Other	—	(1,285)	(1,995)
Investment in restricted cash and cash equivalents	—	—	(322,714)
Repayment of debt	—	—	(383,400)
Repayment of debt—affiliate	—	—	(37,377)
Distributions to partner	—	—	(378,348)
Debt issuance costs	(13)	(641)	(61,798)
Advances under long-term contracts	(7,472)	(13,956)	(53,109)

Total uses of cash and cash equivalents	(365,348)	(231,222)	(2,651,892)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$—	$—	$—

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes are required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. In the six months ended June 30, 2008 and 2007, the $365.3 million and $231.2 million, respectively, of restricted cash and cash equivalents were primarily used to pay for construction activities at our LNG receiving terminal.

LNG terminal construction-in-process

Capital expenditures for our LNG receiving terminal were $292.4 million, $215.3 million and $1,347.7 million in the six months ended June 30, 2008 and 2007, and the period from October 20, 2003 (inception) to June 30, 2008, respectively. Our capital expenditures increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of the commissioning process at our LNG receiving terminal.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in- process

During the six months ended June 30, 2008, we advanced $64.5 million for LNG commissioning cargoes, net of amounts transferred to LNG terminal construction-in- process.

Advances under long-term contracts

Advances under long-term contracts decreased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of us nearing construction completion of the initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal. During the six months ended June 30, 2008, our LNG receiving terminal received equipment that we had previously advanced payment for under long-term contracts.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Overall Operations

Our net loss was $25.0 million in the three months ended June 30, 2008, or a 91% increase from our net loss in the three months ended June 30, 2007. The $11.9 million increase in the net loss was primarily due to losses on derivatives and decreased interest income, which was partially offset by decreased interest expense.

Derivative Loss

During the three months ended June 30, 2008, we incurred $11.5 million of derivative losses. We entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during the three months ended June 30, 2008.

Interest Income

Interest income decreased $10.7 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease was a result of less restricted cash invested during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $10.1 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Overall Operations

Our net loss was $39.8 million in the six months ended June 30, 2008, a 53% increase from our net loss in the six months ended June 30, 2007. The $13.8 million increase in the net loss was primarily due to losses on derivatives and decreased interest income, which was partially offset by decreased interest expense.

Derivative Loss

During the six months ended June 30, 2008, we incurred $12.4 million of derivative losses. We entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during the six months ended June 30, 2008.

Interest Income

Interest income decreased $19.5 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease was a result of less restricted cash invested during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $19.6 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We recorded our derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). The adoption of SFAS 159 had no impact on the Financial Statements, as management did not elect the fair value option for any financial instruments or other assets and liabilities.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of FSP FAS 142-3, but do not expect the adoption of this pronouncement will have a material impact on our Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS 162, but do not expect the adoption of this pronouncement will have a material impact on our Financial Statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Balance Sheets.

Derivative Commodity Price Risk

We entered into natural gas NYMEX swaps accounted for as derivatives. The NYMEX swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing in the second quarter of 2008 that are expected to be sold as part of the testing phase of the commissioning process. We entered into a total of 4,495,000 MMBtu of August 2008 NYMEX swaps with one counterparty for which we will receive fixed prices of $11.87 to $13.41 per MMBtu. At June 30, 2008, the value of the derivatives was a liability of $7.7 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Change Orders 57 and 58 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.2	LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

31.1	Certification by Chief Executive Offer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 11, 2008