Form 10-Q
period 2008-09-30
Sabine Pass LNG, L.P.
filed 2008-11-07
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,417	$—
Restricted cash and cash equivalents	103,125	191,179
Accounts and interest receivable	782	3,249
Accounts receivable—affiliate	6,118	—
Advances to affiliate	4,250	1,707
Prepaid expenses and other	7,327	432

TOTAL CURRENT ASSETS	286,019	196,567
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	139,828	442,019
PROPERTY, PLANT AND EQUIPMENT, NET	1,482,959	1,127,289
DEBT ISSUANCE COSTS, NET	31,766	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	12,763	28,497
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	16,595	—
OTHER	5,043	2,614

TOTAL ASSETS	$1,974,973	$1,826,881

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,526	$55
Accounts payable—affiliate	820	—
Accrued liabilities	79,577	52,056
Accrued liabilities—affiliate	8,764	1,048
Deferred revenue	1,500	—
Deferred revenue—affiliate	15,000	—

TOTAL CURRENT LIABILITIES	109,187	53,159
LONG-TERM DEBT, NET OF DISCOUNT	2,177,161	2,032,000
DEFERRED REVENUE	43,471	42,583
OTHER NON-CURRENT LIABILITIES	344	3,827
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT
Partners’ deficit, including deficits accumulated during development stage of $174,280 at September 30, 2008 and $123,778 at December 31, 2007	(355,190)	(304,688)

TOTAL PARTNERS’ DEFICIT	(355,190)	(304,688)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,974,973	$1,826,881

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2008
	2008	2007	2008	2007
REVENUES	$—	$—	$—	$—	$—
EXPENSES
Legal	7	30	19	30	2,280
Professional	245	72	735	229	2,732
Technical consulting	—	—	—	—	4,577
Land site rental	377	371	1,123	1,142	4,155
Depreciation expense	1,874	67	1,911	131	2,009
Insurance	340	—	381	—	381
Labor and overhead charge from affiliate	3,527	2,332	7,836	5,924	23,603
LNG receiving terminal repair and maintenance expense	2,751	—	2,751	—	2,751
Phase 2–Stage 1 development reimbursement to affiliate	—	—	—	—	4,527
Other	270	63	853	94	2,630

TOTAL EXPENSES	9,391	2,935	15,609	7,550	49,645

LOSS FROM OPERATIONS	(9,391)	(2,935)	(15,609)	(7,550)	(49,645)
OTHER INCOME (EXPENSE)
Interest income	1,695	11,521	10,304	39,658	68,668
Interest expense, net	(17,704)	(20,566)	(47,557)	(70,049)	(151,668)
Loss on early extinguishment of debt	—	—	—	—	(23,761)
Derivative gain (loss), net	14,692	—	2,325	—	(17,909)
Other	5	—	35	—	35

TOTAL OTHER EXPENSE	(1,312)	(9,045)	(34,893)	(30,391)	(124,635)

NET LOSS	$(10,703)	$(11,980)	$(50,502)	$(37,941)	$(174,280)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Deficit
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at October 20, 2003 (inception)	$—	$—	$—	$—
Net loss	—	(2,763)	—	(2,763)

Balance at December 31, 2003	—	(2,763)	—	(2,763)
Distributions	—	(10,000)	—	(10,000)
Net loss	—	(4,654)	—	(4,654)

Balance at December 31, 2004	—	(17,417)	—	(17,417)
Capital contributions	—	196,658	—	196,658
Rescinded distribution	—	10,000	—	10,000
Change in fair value of derivative instrument	—	—	1,814	1,814
Net loss	—	(4,255)	—	(4,255)

Balance at December 31, 2005	—	184,986	1,814	186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(51,346)	—	(51,346)

Balance at December 31, 2007	—	(304,688)	—	(304,688)
Net loss (unaudited)	—	(50,502)	—	(50,502)

Balance at September 30, 2008 (unaudited)	$—	$(355,190)	$—	$(355,190)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,502)	$(37,941)	$(174,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,911	131	2,009
Non-cash derivative loss	(3,751)	—	(4,090)
Amortization of debt issuance costs	3,086	2,843	7,574
Interest income on restricted cash and cash equivalents	(12,330)	(39,658)	(58,660)
Use of restricted cash and cash equivalents	36,018	66,328	139,061
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	26,366	8,505	28,134
Accounts payable and accrued liabilities—affiliate	8,536	(217)	9,583
Accounts and interest receivable	2,467	—	(2,758)
Accounts receivable—affiliate	(6,118)	—	(6,118)
Deferred revenue	17,388	—	59,971
Advances to affiliate	(2,544)	—	(2,544)
Prepaid and other	(5,527)	9	(4,913)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,000	—	16,719
CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	466,101	342,610	(221,948)
LNG receiving terminal construction-in-process, net	(333,848)	(307,066)	(1,389,137)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(16,595)	—	(16,595)
Advances under long-term contracts	(7,077)	(34,567)	(52,713)
Other	—	(977)	(1,995)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	108,581	—	(1,682,388)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior notes	144,965	—	2,176,965
Debt issuance costs	(4,586)	(740)	(66,371)
Use of restricted cash and cash equivalents	(99,543)	740	(98,818)
Proceeds from subordinated note—affiliate	—	—	37,377
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to partner	—	—	(378,348)
Capital contributions by partner	—	—	196,658

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,836	—	1,830,086

NET INCREASE IN CASH AND CASH EQUIVALENTS	164,417	—	164,417
CASH AND CASH EQUIVALENTS—beginning of period	—	—	—

CASH AND CASH EQUIVALENTS—end of period	$164,417	$—	$164,417

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

Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008.

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

NOTE 2—Development Stage Operations

We were formed on October 20, 2003. Operations to date have been devoted to pre-construction and construction activities and minimal operating activities. Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal. As of September 30, 2008, we had a cumulative net loss of $174.3 million since inception.

NOTE 3—Advances to Affiliate-LNG Held for Commissioning

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

LNG purchased on our behalf by Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., has been funded by us and is recorded at historical cost and classified as a non-current asset on our Balance Sheets as Advances to Affiliate—LNG Held for Commissioning (see Note 10—Related Party Transactions); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regassified LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

As of September 30, 2008, we or Cheniere Marketing on our behalf, had acquired a total of three LNG commissioning cargoes for our LNG receiving terminal and we have unloaded the LNG into our LNG receiving terminal. As of September 30, 2008, our Advances to Affiliate—LNG Held for Commissioning were $16.6 million.

NOTE 4—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture (see Note 8—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $987 million to pay construction costs for our LNG receiving terminal. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Balance Sheets. As of September 30, 2008 and December 31, 2007, $48.2 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $57.4 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Balance Sheets, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated a private offering of an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 8—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for $335.0 million related to future interest payments on the Senior Notes. Beginning in July 2008, the indenture governing the Senior Notes requires that one semi-annual interest payment be maintained in a reserve account. As of September 30, 2008 and December 31, 2007, $82.4 million and $61.8 million, respectively, had been classified as part of non-current restricted cash and cash equivalents related to the semi-annual interest payment maintained in this reserve account. In addition, on a monthly basis, one-sixth of the semi-annual interest payment must be deposited into another reserve account. As of September 30, 2008 and December 31, 2007, $54.9 million and $151.0 million, respectively, related to the

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

payment of interest due within twelve months was maintained in this separate reserve account and had been classified as part of current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Balance Sheets.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG receiving terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	September 30, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG receiving terminal	$912,455	$—
LNG receiving terminal construction-in-process	571,096	1,126,162
LNG site and related costs, net	186	191
Accumulated depreciation	(1,794)	—

Total LNG receiving terminal costs, net	$1,481,943	$1,126,353

FIXED ASSETS
Computers and office equipment	$200	$203
Vehicles	422	522
Machinery and equipment	751	411
Other	243	68
Accumulated depreciation	(600)	(268)

Total fixed assets, net	$1,016	$936

PROPERTY, PLANT AND EQUIPMENT, net	$1,482,959	$1,127,289

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the nine months ended September 30, 2008 and 2007 and from the date of inception through September 30, 2008, we capitalized $69.4 million, $46.1 million and $163.2 million of interest expense related to the construction of our LNG receiving terminal, respectively.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2008. Our LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

NOTE 6—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to Property, Plant and Equipment as the costs are incurred or equipment is received. As of September 30, 2008 and December 31, 2007, our Advances Under Long-Term Contracts were $12.8 million and $28.5 million, respectively.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—Accrued Liabilities

As of September 30, 2008 and December 31, 2007, our accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Interest and related debt fees	$55,349	$13,005
LNG terminal construction costs	21,477	39,051
Hurricane Ike repair and maintenance costs	2,751	—
Affiliate	8,764	1,048

Accrued liabilities	$88,341	$53,104

NOTE 8—Long-Term Debt

As of September 30, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Senior Notes, net of discount	$2,177,161	$2,032,000

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture. We placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of our LNG receiving terminal. In addition, we placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement, which are used by us for working capital and other general business purposes.

We placed $335.0 million of the net proceeds from the original issuance of the Senior Notes in a reserve account to fund scheduled interest payments on the original Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $82.4 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $82.4 million on the Senior Notes. Distributions will be permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the indenture.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—Financial Instruments

On our behalf, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated as a qualifying hedge in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets at September 30, 2008 measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at September 30, 2008
Derivatives receivables	$3,750	$—	$—	$3,750

Total assets at fair value	$3,750	$—	$—	$3,750

Derivatives receivables reflect LNG commissioning cargo derivative positions held by Cheniere Marketing on our behalf related to natural gas swaps entered into to mitigate the price risk from sales of excess LNG purchased for commissioning and performance testing.

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”) requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on our Balance Sheets for restricted cash and cash equivalents, accounts receivables, interest receivables and accounts payables approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

Financial Instruments (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$448,250	$550,000	$525,250
2016 Notes, net of discount (1)	1,627,161	1,293,593	1,482,000	1,404,195

(1)	The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2008 and December 31, 2007, as applicable.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 10—Related Party Transactions

As of September 30, 2008 and December 31, 2007, we had $4.3 million and $1.7 million, respectively, of Advances to Affiliates.

Under the LNG lease agreement described below, we had $16.6 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets related to the purchase by Cheniere Marketing of commissioning cargoes as of September 30, 2008.

Under the service agreements described below, we paid $1.3 million during each of the three month periods ended September 30, 2008 and 2007. For both the nine months ended September 30, 2008 and 2007, we paid $3.9 million. For the period from October 20, 2003 (date of inception) to September 30, 2008, we paid $18.3 million.

LNG Lease Agreement

In September 2008, we entered into an agreement in the form of a lease with Cheniere Marketing that enabled us to hedge the exposure to variability in expected future cash flows of our commissioning cargoes. The agreement permits Cheniere Marketing to deliver LNG to our LNG receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down our LNG receiving terminal. Under the terms of the agreement, we pay Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. We assume full price risk of the purchase and sale of the LNG and also finance all activities relating to the LNG. Cheniere Marketing holds title to the LNG at all times and sells all redelivered LNG and remits the net proceeds from such sales back to us.

LNG purchased on our behalf by Cheniere Marketing that has been funded by us is recorded at historical cost and classified as a non-current asset on our Balance Sheets as Advances to Affiliate—LNG Held for Commissioning. LNG that is lost, used as fuel or sold results in the reduction of Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets at historical cost. During the second quarter of 2008, we advanced Cheniere Marketing funds to purchase LNG. At September 30, 2008, we had $16.6 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Balance Sheets related to the purchase of commissioning cargoes. In addition, during the second quarter of 2008, we incurred fixed fees from Cheniere Marketing of $0.6 million that we capitalized as Property, Plant and Equipment on our Balance Sheets.

Service Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010). The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of our LNG’s EPC contract with Bechtel, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly-owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy. Prior to substantial completion of our LNG receiving terminal, we are required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

During the three and nine months ended September 30, 2008, we paid an aggregate of $1.3 million and $3.9 million, respectively, under the foregoing services agreement from restricted cash and cash equivalents. For the period from October 20, 2003 (date of inception) to September 30, 2008, we paid $18.3 million. Until substantial completion of the Sabine Pass LNG receiving terminal and revenues are received under the TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe us under its terminal use agreement (“TUA”) starting in 2019. These advance ad valorem tax payments were recorded to Other Assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as Deferred Revenue on the Balance Sheets. As of September 30, 2008, and December 31, 2007, we had $5.0 million and $2.6 million, respectively, of Other Assets and Deferred Revenue resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission our LNG receiving terminal at the end of the construction process. We entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. We sold zero and $16.9 million of natural gas to Cheniere Marketing under this contract during the three and nine months ended September 30, 2008, respectively. For the period from October 20, 2003 (date of inception) to September 30, 2008, we sold $16.9 million of natural gas to Cheniere Marketing under this contract.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Sale of Natural Gas from Boil-off

We entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in our facility at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. We did not sell any natural gas to Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to September 30, 2008.

Purchase of Natural Gas for Fuel

We entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. During the three and nine months ended September 30, 2008, we paid zero and $2.9 million to Cheniere Marketing under this contract. For the period from October 20, 2003 (date of inception) to September 30, 2008, we paid $3.6 million to Cheniere Marketing under this contract.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, we entered into a contract with Cheniere Marketing to procure and deliver to our facility the LNG cargoes we require for commissioning. We will reimburse Cheniere Marketing for its actual third-party costs incurred in obtaining these cargoes. During the three and nine months ended September 30, 2008, we paid zero and $25.6 million, respectively, to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes. For the period from October 20, 2003 (date of inception) to September 30, 2008, we paid $25.6 million to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services that we provide our customers at our LNG receiving terminal, we retain 2% of the LNG that customers bring to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power. In September 2007, we entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. We did not sell any excess retainage to Cheniere Marketing under this contract for the period from October 20, 2003 (date of inception) to September 30, 2008.

Contract for the Exclusive Use of a LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly-owned subsidiary of Cheniere, and Cheniere Marketing were parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, we entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by J&S Cheniere or Cheniere Marketing under their time charter agreement. During the three and nine months ended September 30, 2008, we capitalized zero and $16.3 million, respectively, related to LNG vessel costs incurred under this contract.

SABINE PASS LNG, L.P.

A DEVELOPMENT STAGE ENTERPRISE

NOTES TO FINANCIAL STATEMENTS—(Continued)

(unaudited)

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly-owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, we entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. During the three and nine months ended September 30, 2008, we capitalized $1.8 million and $4.9 million, respectively, related to tug costs incurred under this contract.

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA and has prepaid capacity payments of $5.0 million per month for the last three months of 2008 and has agreed to make monthly payments aggregating approximately $250 million per year through at least the third quarter of 2028.

NOTE 11—Supplemental Cash Flow Information and Disclosures of Non-cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2008
	2008	2007
Cash paid for interest, net of amounts capitalized	$6,104	$38,242	$99,746
Construction-in-process and debt issuance additions funded with accrued liabilities	$43,406	$47,227	$43,406

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a development stage company without any revenues, operating cash flows or operating history. Upon commencement of commercial operations in October 2008, we were entitled to begin receiving $5.0 million per month of capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere Energy, under its TUA. As of September 30, 2008, Cheniere Marketing had prepaid capacity reservation fee payments of $15.0 million for the last three months of 2008.

We have completed physical construction of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity at our LNG receiving terminal and are now able to accept commercial cargoes. In order to complete commissioning and testing of this initial phase of the facility, our primary construction contractor, Bechtel Corporation, or Bechtel, will need to complete specified outstanding work items and we may need to obtain and process additional LNG. Construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity was approximately 84% complete as of September 30, 2008, and we anticipate achieving full operability, with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Construction Costs

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of our LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, $1,385.1 million of construction and commissioning costs had been incurred as of September 30, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from restricted cash and cash equivalents designated for construction and working capital.

In September 2008, Hurricane Ike and related storm activity, such as windstorms, storm surges, and floods struck the Texas and Louisiana coast. We experienced minor damage at our LNG receiving terminal with most of the damage impacting equipment and facilities associated with the 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity still under construction. Impact to operations and the equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity was minimal. We continue to expect to complete construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity in the third quarter of 2009. Estimated costs to repair damage caused by Hurricane Ike are approximately $38 million, of which we believe approximately $28 million will be recoverable from insurance proceeds and other reimbursements.

TUA Revenues

The entire 4.0 Bcf/d of regasification capacity that will be available at our LNG receiving terminal upon completion of construction has been fully reserved under three long-term TUAs, under which the customers are required to pay fixed monthly fees, whether or not they use the terminal. We have achieved commercial operations completion so that capacity reservation fee TUA payments will begin to be made by our customers as follows:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing prepaid capacity payments of $5.0 million per month for the last three months of 2008 and has agreed to make monthly capacity payments aggregating approximately $250 million per year through at least the third quarter of 2028. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

Cheniere Marketing has a limited operating history, limited capital, and no credit rating. Cheniere Energy, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating. In addition, the LNG and natural gas marketing business activities of Cheniere Marketing have recently been downsized. If Cheniere Energy and its subsidiaries do not have sufficient liquidity to pay their obligations, including payments to us required under the Cheniere Marketing TUA, then we will likely be unable to make restricted cash distributions to our partners under the indenture governing the Senior Notes described below. If we are unable to make such restricted cash distributions, then Cheniere Energy Partners, L.P., a publicly-traded limited partnership that indirectly owns 100% of our equity interests and in which Cheniere Energy has a 90.6% ownership interest, will likely be unable to make its anticipated future quarterly cash distributions on its units. Under such circumstances and absent funding of the reserve account described in the paragraph that follows, Cheniere Marketing and Cheniere Energy would likely be unable to meet their TUA and guarantee obligations to us.

In August 2008, Cheniere Common Units Holding, LLC, a subsidiary of Cheniere Energy, closed a $250 million senior secured convertible term loan agreement (“2008 Convertible Loans”). Proceeds of the 2008 Convertible Loans were used, among other purposes, to fund a reserve account for payments by Cheniere Marketing under its TUA.

Available Cash

As of September 30, 2008, we had $164.4 million in cash and cash equivalents and $242.9 million in restricted cash and cash equivalents. The restricted cash and cash equivalents were designated for the following purposes: $105.6 million for construction costs on our LNG receiving terminal and $137.3 million for interest payments related to the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund our construction budget, operating expenditures and interest requirements through the achievement of full operability of our LNG receiving terminal in the third quarter of 2009. Regardless of whether we receive revenues from Cheniere Marketing (or Cheniere Energy, on its guarantee), we thereafter expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to meet our future operating expenditures and debt service requirements.

Future Uses of Cash

Senior Notes

Interest payments of approximately $82.4 million are due on May 30 and November 30 of each year on the $2,215.5 million of Senior Notes, consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,665.5 million of 7 1/2% Senior Secured Notes due 2016. Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. The indenture requires that we apply our net operating cash flow (i) first, to fund with monthly deposits our next semiannual payment of approximately $82.4 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately

$82.4 million on the Senior Notes. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Services Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere Energy pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. Prior to substantial completion of our LNG receiving terminal, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation beginning in 2010) under the agreement. The fixed monthly fee will increase to $130,000 (indexed for inflation beginning in 2010) upon substantial completion of our EPC contract with Bechtel, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement with our general partner, pursuant to which our general partner has been appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere Energy. Prior to substantial completion of our LNG receiving terminal, we are required to pay our general partner a monthly fixed fee of $340,000 (indexed for inflation beginning in 2010); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation beginning in 2010).

During the three and nine months ended September 30, 2008, we paid an aggregate of $1.3 million and $3.9 million, respectively, under the foregoing services agreement from restricted cash and cash equivalents. For the period from October 20, 2003 (date of inception) to September 30, 2008, we paid $18.3 million. Until substantial completion of the Sabine Pass LNG receiving terminal and revenues are received under the TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

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

Historical Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2008 and 2007, and the period from October 20, 2003 (date of inception) to September 30, 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands).

	Nine Months Ended September 30,		Period from October 20, 2003 (Date of Inception) to September 30, 2008
	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$466,101	$343,350	$—
Borrowings from debt	144,965	—	2,560,365
Capital contribution by partner	—	—	196,658
Proceeds from subordinated note—affiliate	—	—	37,377
Operating cash flow	15,000	—	16,719

Total sources of cash and cash equivalents	626,066	343,350	2,811,119
USES OF CASH AND CASH EQUIVALENTS
LNG receiving terminal construction-in-process, net	(333,848)	(307,066)	(1,389,137)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	(16,595)	—	(16,595)
Investment in restricted cash and cash equivalents	(99,543)	(977)	(322,761)
Repayment of debt	—	—	(383,400)
Repayment of debt—affiliate	—	—	(37,377)
Distributions to partner	—	—	(378,348)
Debt issuance costs	(4,586)	(740)	(66,371)
Advances under long-term contracts	(7,077)	(34,567)	(52,713)

Total uses of cash and cash equivalents	(461,649)	(343,350)	(2,646,702)

Net increase in cash and cash equivalents	$164,417	$—	$164,417

Cash and cash equivalents at end of period	$164,417	$—	$164,417

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes are required to be used for scheduled interest payments and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. In the nine months ended September 30, 2008 and 2007, the $466.1 million and $343.4 million, respectively, of restricted cash and cash equivalents were primarily used to pay for construction activities at our LNG receiving terminal.

Borrowings from debt

Borrowings from debt were $145.0 million, zero and $2,560.4 million in the nine months ended September 30, 2008 and 2007, and the period from October 20, 2003 (inception) to September 30, 2008, respectively. The $145.0 million borrowings from debt during the nine months ended September 30, 2008, relates to the additional issuance of Senior Notes due 2016, net of discount.

Operating cash flow

In September 2008, we received $15.0 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the last three months of 2008.

LNG receiving terminal construction-in-process, net

Capital expenditures for our LNG receiving terminal were $333.8 million, $307.1 million and $1,389.1 million in the nine months ended September 30, 2008 and 2007, and the period from October 20, 2003 (inception) to September 30, 2008, respectively. Our capital expenditures increased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of the commissioning process at our LNG receiving terminal.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During the nine months ended September 30, 2008, we advanced $16.6 million for LNG commissioning cargoes, net of amounts transferred to LNG receiving terminal construction-in-process.

Investment in restricted cash and cash equivalents

During the nine months ended September 30, 2008, we invested $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of our LNG receiving terminal.

Advances under long-term contracts

Advances under long-term contracts decreased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of us nearing construction completion of the initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal. During the nine months ended September 30, 2008, our LNG receiving terminal received equipment that we had previously advanced payment for under long-term contracts.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Overall Operations

Our net loss was $10.7 million in the three months ended September 30, 2008, or a 11% decrease from our net loss in the three months ended September 30, 2007. The $1.3 million decrease in the net loss was primarily due to a gain on derivatives and decreased interest expense, which were partially offset by decreased interest income, increased LNG receiving terminal repair and maintenance expense and increased depreciation expense.

Derivative Gain

During the three months ended September 30, 2008, we recognized a $14.7 million derivative gain. On our behalf, Cheniere Marketing entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during the three months ended September 30, 2008.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $2.9 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest Income

Interest income decreased $9.8 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This decrease was a result of less restricted cash invested during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

LNG receiving terminal repair and maintenance expense

LNG receiving terminal repair and maintenance expense increased $2.8 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase relates to part of the damage caused by Hurricane Ike to the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity placed into service in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $1.8 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase resulted from our having begun depreciating our LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity commencing in the third quarter of 2008 when it was ready for use and placed in service.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Overall Operations

Our net loss was $50.5 million in the nine months ended September 30, 2008, a 33% increase from our net loss in the nine months ended September 30, 2007. The $12.6 million increase in the net loss was primarily due to decreased interest income, increased LNG receiving terminal repair and maintenance expense, increased labor and overhead charge from affiliate and increased depreciation expense, which were partially offset by decreased interest expense and derivative gain.

Interest Income

Interest income decreased $29.4 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was a result of less restricted cash invested during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

LNG receiving terminal repair and maintenance expense

LNG receiving terminal repair and maintenance expense increased $2.8 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase relates to part of the damage caused by Hurricane Ike to the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity placed into service in the third quarter of 2008.

Labor and overhead charge from affiliate

Labor and overhead charge from affiliate increased $1.9 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was a result of increased training and development costs and decreased capitalized labor and overhead charge from affiliate associated with the commencement of commercial operation in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $1.8 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was a result of our having begun depreciating our LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity commencing in the third quarter of 2008 when it was ready for use and placed in service.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $22.5 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Derivative Gain

During the nine months ended September 30, 2008, we recognized a $2.3 million derivative gain. On our behalf, Cheniere Marketing entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during the nine months ended September 30, 2008.

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

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. We recorded our derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The adoption of SFAS 159 had no impact on the Financial Statements, as management did not elect the fair value option for any financial instruments or other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to financial assets and financial liabilities. In February 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS 157 did not have a material impact on the Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

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

Derivative Commodity Price Risk

On our behalf, Cheniere Marketing has entered into natural gas NYMEX swaps accounted for as derivatives. The NYMEX swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing in the third quarter of 2008 that are expected to be sold as part of the testing phase of the commissioning process. As of September 30, 2008, Cheniere Marketing on our behalf had entered into a total of 1,292,500 MMBtu of NYMEX swaps through February 2009 with one counterparty for which it will receive fixed prices of $8.44 to $12.59 per MMBtu. At September 30, 2008, the value of the derivatives was an asset of $3.8 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of September 30, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Assignment, Assumption, Consent and Release Agreement of Management Services Agreement, dated August 15, 2008, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2008)

10.2	Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2008)

10.3	Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2008)

10.4	Change Order 10 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2008)

10.5

Amendment to Agreement, dated September 3, 2008, for modification for transfer of risk of loss and modification of certain other obligations between Owner and Contractor under the Lump Sum Turnkey Agreement for Engineering, Procurement and Construction of the Sabine Pass LNG Receiving, Storage and Regasification Terminal by and between Sabine Pass LNG, L.P. and Bechtel Corporation, dated December 18, 2004. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2008)

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

Date: November 6, 2008