Form 10-K
period 2008-12-31
Sabine Pass LNG, L.P.
filed 2009-02-27
CIK 1379714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

Documents incorporated by reference: None

SABINE PASS LNG, L.P.

i

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

•

statements regarding any terminal use agreement (“TUA”) or other agreements to be entered into or performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification or storage capacity that are, or may become, subject to TUAs or other contracts;

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

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

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

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG receiving terminal. Our LNG receiving terminal is being constructed with an aggregate designed regasification capacity of approximately 4.0 Bcf/d and five LNG storage tanks with an aggregate designed LNG storage capacity of approximately 16.8 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built.

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

Overview of the LNG Industry

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state, which represents approximately 1/600th of its gaseous volume. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using oceangoing LNG vessels specifically constructed for this purpose. LNG receiving terminals offload LNG from LNG vessels, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy

Our primary business objective is to generate stable cash flows by:

•	completing construction of our LNG receiving terminal;

•	operating our LNG receiving terminal safely, efficiently and reliably; and

•	maintaining the effectiveness of our long-term TUAs to generate steady and reliable revenues and operating cash flows.

Our ultimate profitability will depend on, among other factors, the successful completion of construction of our LNG receiving terminal.

Our Business

Sabine Pass LNG Receiving Terminal

Development

In 2003, we were formed by Cheniere as the entity to own, develop and operate the Sabine Pass LNG receiving terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. We have entered into leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana for the project site. Our LNG receiving terminal was designed, and permitted by the Federal Energy Regulatory Commission (“FERC”), with an initial regasification capacity of approximately 2.6 Bcf/d and three LNG storage tanks with an aggregate LNG storage capacity of approximately 10.1 Bcf and two unloading docks capable of handling the largest LNG carriers currently being operated or built. In June 2006, we received approval from the FERC to expand our LNG receiving terminal by adding up to three additional LNG storage tanks, additional vaporizers and related facilities, and we are increasing the regasification capacity of our LNG receiving terminal from approximately 2.6 Bcf/d to 4.0 Bcf/d (with peak capacity of 4.3 Bcf/d) and increasing the aggregate LNG storage capacity from approximately 10.1 Bcf to 16.8 Bcf.

Construction

We have completed physical construction of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity at our LNG receiving terminal and are now able to accept commercial cargoes. In order to complete commissioning and testing of this initial phase of the facility, our primary construction contractor, Bechtel Corporation (“Bechtel”), will need to complete specified outstanding work items. Construction of the remaining 1.4 Bcf/d of sendout capacity and two additional tanks with 6.7 Bcf of storage capacity was approximately 88% complete as of December 31, 2008, and we anticipate achieving full operability, with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

Our estimated aggregate construction, commissioning and operating costs budget through the achievement of full operability of our LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, $1,415.9 million of construction and commissioning costs had been incurred as of December 31, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from working capital and restricted cash and cash equivalents designated for construction. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, LNG costs, escalation of labor costs and increased spending to maintain our construction schedule.

Customers

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere. Each of the three customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Because we achieved commercial operability of our LNG receiving terminal in September 2008, capacity reservation fee TUA payments will begin to be made by our third-party customers as follows:

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing began making its TUA capacity reservation fee payments in the fourth quarter of 2008. Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Under each of these TUAs, we are also entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporization and self-generated power at our LNG receiving terminal.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Competition

We currently do not experience competition for our LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that will be available at our LNG receiving terminal upon completion of construction has been fully reserved under three 20-year TUAs, under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when we have to replace any TUAs, we will compete with North American LNG receiving terminals and their customers. In addition, to the extent we are required to obtain LNG for cool down and commissioning of our terminal, we must compete in the world LNG market to purchase and transport cargoes of LNG. We may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation

Our LNG receiving terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and other laws. Among other matters, these laws require that we engage in consultations with certain federal and state agencies and that we obtain certain permits and other authorizations before commencement of construction and operation of LNG receiving terminals. This regulatory burden increases the cost of constructing and operating the LNG receiving terminals, and failure to comply with such laws could result in substantial penalties.

FERC

In order to site and construct our proposed LNG receiving terminals, we must receive and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). In addition, orders from the FERC authorizing construction of an LNG receiving terminal are typically subject to specified conditions that must be satisfied throughout the construction, commissioning and operation of terminals. Throughout the life of our LNG receiving terminals, they will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG receiving terminal. The EPAct also amended the NGA to prohibit market manipulation and the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violations of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1.0 million per day per violation. The FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, our construction and operation of LNG receiving terminals are also subject to additional federal permits, approvals and consultations required by certain other federal agencies, including: Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security.

Our LNG receiving terminals will also be subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, our LNG receiving terminals will also be subject to local and state laws, rules and regulations.

Environmental Regulation

Our LNG receiving terminal operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or releases. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons who are considered to be responsible for the spill or release of a hazardous substance into the environment. Potentially liable persons include the owner or operator of the site where the release occurred and persons who disposed or arranged for the disposal of hazardous substances at the site. Under CERCLA, responsible persons may be subject to joint and several liability. Although CERCLA currently excludes petroleum, natural gas, natural gas liquids and LNG from its definition of “hazardous substances,” this exemption may be limited or modified by the U.S. Congress in the future.

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

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. In addition, Congress has considered proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Clean Water Act (CWA)

Our LNG receiving terminal operations are also subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with our LNG receiving terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our LNG receiving terminal operations and planned construction activities may also be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

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

Employees

We have no employees. Cheniere employs all persons necessary for the construction of our LNG receiving terminal and operation of our business. Generally, we reimburse Cheniere for the services of their employees. As of February 17, 2009, Cheniere had 208 full-time employees. See Note 13—“Related Party Transactions” in our Notes to Financial Statements for a discussion of these arrangements.

ITEM 1A.	RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operation, financial condition, liquidity and prospects.

The risk factors in this report are grouped into the following categories:

•	Risks Relating to Our Financial Matters; and

•	Risks Relating to Our Business.

Risks Relating to Our Financial Matters

We have substantial indebtedness, which we will need to refinance in whole or in part at or prior to maturity.

As of December 31, 2008, we had $2.2 billion of indebtedness outstanding, consisting primarily of our $550.0 million of 7 1/4% Senior Secured Notes due 2013 (“2013 Notes”) and $1,628.3 million, net of discount, of 7 1/2% Senior Secured Notes due 2016 (“2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). We will have to refinance all or a portion of our indebtedness. We may not be able to refinance our indebtedness as needed, on commercially reasonable terms or at all.

Our substantial indebtedness could adversely affect our ability to operate our business and prevent us from satisfying or refinancing our debt obligations.

Our substantial indebtedness could have important adverse consequences, including:

•	making it more difficult for us to satisfy or refinance our obligations with respect to the notes;

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

•	limiting our ability to compete with other companies that are not as highly leveraged;

•	limiting our ability to react to changing market conditions in our industry and to economic downturns;

•	limiting our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	making us more vulnerable than a less leveraged company to a downturn in our business or in the economy;

•	limiting our ability to attract customers; and

•

resulting in a material adverse effect on our business, results of operations and financial condition if we are unable to service or refinance our indebtedness or obtain additional financing, as needed.

Our substantial indebtedness and the restrictive covenants contained in our debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business.

Our ability to satisfy or refinance our debt obligations, including the notes, will depend upon our future operating performance, prevailing economic and market conditions, and financial, business and other factors, many of which are beyond our control.

The indenture governing the notes contains restrictions that limit our flexibility in operating our business.

The indenture, dated as of November 9, 2006, governing the Senior Notes (the “Sabine Pass Indenture”) contains several significant covenants that, among other things, restrict our ability to:

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

If we fail to comply with the restrictions in the Sabine Pass Indenture or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.

We could incur more indebtedness in the future, which could exacerbate the risks associated with our substantial leverage.

The Sabine Pass Indenture does not prohibit us from incurring additional indebtedness, including additional senior or secured indebtedness, and other liabilities, or from pledging assets to secure such indebtedness and liabilities. The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure additional indebtedness, could adversely affect our business, results of operations and financial condition if we are unable to service our indebtedness.

To service our indebtedness, we will require significant amounts of cash.

We will require significant cash flow from operations in order to make annual interest payments of approximately $164.8 million on the notes. Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the notes, or to fund our other liquidity needs.

We have not been profitable historically, and we are currently experiencing negative operating cash flow.

We expect to continue to incur operating losses and experience negative operating cash flow until at least the end of the first quarter of 2009, and we may incur operating losses and negative operating cash flows after that date as a result of various risk factors.

Our ability to generate needed amounts of cash is substantially dependent upon our TUAs with three customers, and we will be materially and adversely affected if any customer fails to perform its TUA obligations for any reason.

We are dependent, for substantially all of our operating revenues and cash flows, on TUAs with Chevron and Total, each of which has agreed to pay us approximately $125 million annually commencing during 2009, and with Cheniere Marketing, is required to pay us approximately $250 million annually commencing at the start of 2009. We are also exposed to the credit risk of the guarantors of our customers’ obligations under their TUAs in the event that we must seek recourse under a guaranty. We are dependent on each customer’s continued willingness and ability to perform its obligations under its TUA. If any customer fails to perform its obligations under its TUA, our business, results of operations, financial condition and prospects could be materially adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Cheniere Marketing has a limited operating history, limited capital, no credit rating and an unproven business strategy. In addition, Cheniere, which has guaranteed Cheniere Marketing’s TUA obligations, has a non-investment grade corporate rating of CCC+ from Standard and Poor’s. Accordingly, we believe that Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform on the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Although each of our TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at our LNG receiving terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk and the potential for that risk to adversely affect us are greater for Cheniere Marketing than for Total and Chevron. The principal risks attendant to Cheniere Marketing’s future ability to generate operating cash flow to support its TUA obligations include the following:

•

Cheniere Marketing does not have unconditional agreements or arrangements for any supplies of LNG, or for the utilization of capacity that it has contracted for under its TUA with us and may not be able to obtain such agreements or arrangements on economical terms, or at all;

•

Cheniere Marketing does not have unconditional commitments from customers for the purchase of the natural gas it proposes to sell from our LNG receiving terminal, and it may not be able to obtain commitments or other arrangements on economical terms, or at all; and

•

even if Cheniere Marketing is able to arrange for supplies and transportation of LNG to our LNG receiving terminal, and for transportation and sales of natural gas to customers, it may experience negative cash flows and adverse liquidity effects due to fluctuations in supply, demand and price for LNG, for transportation of LNG, for natural gas and for storage and transportation of natural gas.

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

Any or all of these factors, as well as other risk factors that we or Cheniere Marketing may not be able to anticipate, control or mitigate, could materially and adversely affect the business, results of operations, financial condition, prospects and liquidity of Cheniere Marketing, which in turn could have a material adverse effect upon us.

Each customer’s TUA for capacity at our LNG receiving terminal is subject to termination under certain conditions.

Each of our long-term TUAs with Total, Chevron and Cheniere Marketing contains various termination rights. For example, each customer may terminate its TUA if our LNG receiving terminal experiences a force majeure delay for longer than 18 months, fails to redeliver a specified amount of natural gas in accordance with the customer’s redelivery nominations or fails to accept and unload a specified number of the customer’s proposed LNG cargoes. We may not be able to replace these TUAs on desirable terms, or at all, if they are terminated.

Risks Relating to Our Business

We may not complete in a timely and cost-effective manner, or at all, the approximately 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity that remained under construction at our LNG receiving terminal as of December 31, 2008.

Factors that could adversely affect the timing and cost of completing the remaining construction of our LNG receiving terminal include:

•	failure by contractors to fulfill their obligations under their construction contracts, or disagreements with them over their contractual obligations;

•	shortages of materials or delays in delivery of materials;

•	cost overruns and difficulty in obtaining sufficient debt or equity financing to pay for such additional costs;

•	failure to obtain and retain all necessary governmental and third-party permits, licenses and approvals for construction and operation of our LNG receiving terminal;

•	weather conditions, such as hurricanes and floods, and other catastrophes, such as explosions, fires and accidents;

•	difficulties in attracting and maintaining a sufficient skilled and unskilled workforce, increases in the level of labor costs and the existence of any labor disputes; and

•	local and general economic and infrastructure conditions.

We may need to purchase and process LNG in order to commission and test the remaining uncompleted portion of our LNG receiving terminal or in order to maintain the cryogenic readiness of our LNG receiving terminal. The cost of such LNG may exceed our estimates, and we may not be able to acquire it at an affordable price, or at all. Furthermore, even if we are able to acquire LNG, we may not be able to resell the regasified LNG for a profit or at all.

LNG storage tanks and other equipment at our LNG receiving terminal must undergo a commissioning and testing process before commencement of operations. The commissioning process requires a substantial quantity of LNG as well as access to adequate LNG vessels to deliver the LNG. As of December 31, 2008, we had obtained three cargoes of LNG in connection with commissioning at our LNG receiving terminal. Our construction cost estimates after that date include amounts to cover our estimated costs of acquiring the LNG necessary to complete the commissioning and testing process through completion of our LNG receiving terminal. We could also need to acquire LNG to maintain the cryogenic readiness of our LNG terminal to provide services to our TUA customers. The actual cost to obtain such LNG could exceed our estimates, and the overrun could be significant.

Risks associated with acquiring LNG include the following:

•	we may be unable to enter into contracts for the purchase of the LNG and may be unable to obtain vessels to deliver such LNG, on terms reasonably acceptable to us or at all;

•	we may bear the commodity price risk associated with purchasing the LNG, holding it in inventory for a period of time and selling the regasified LNG; and

•	we may be unable to obtain financing for the purchase and shipment of the LNG on terms that are reasonably acceptable to us or at all.

Our failure to obtain LNG, LNG vessels or both, on economical terms, or our inability to finance the purchase of LNG for commissioning or for maintenance of cryogenic readiness to provide services under our TUAs, could impede completion of commissioning and testing or could provide our TUA customers with the opportunity to interrupt or terminate their payment under their respective TUAs. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be required to purchase natural gas to provide fuel at our LNG receiving terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Our three TUAs provide for an in-kind deduction of 2% of the LNG delivered to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that we will have to purchase additional natural gas from third parties. We will bear the cost and risk of changing prices for any such fuel.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the development and operation of our LNG receiving terminal could impede completion or operation and could have a material adverse effect on us.

The design, construction and operation of our LNG receiving terminal is a highly regulated activity. The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to construct and operate our LNG receiving terminal. Although we have obtained all of the necessary authorizations to construct and operate our LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies and additional approval and permit requirements may be imposed. Failure to obtain and maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Hurricanes or other disasters could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at our LNG receiving terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, the Sabine Pass LNG receiving terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast and we experienced damage at our LNG receiving terminal.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, delays or cost increases in construction of, or interruption of operations at, our LNG receiving terminal or related infrastructure.

Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect our customers, particularly Cheniere Marketing, and could materially and adversely affect our business, results of operations, financial condition and prospects.

Operations at our LNG receiving terminal will be dependent upon the ability of our customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas, imported LNG has not historically been a major energy source. Our business plan is based, in part, on the belief that LNG can be produced and delivered at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower price in North America than is available in other world markets for LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

Other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited pipeline access to natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. Current and futures prices for natural gas in markets that compete with North America have been higher than prices for natural gas in North America, which has adversely affected the volume of LNG imports into North America. To the extent that LNG deliveries to North America continue to be constrained due to stronger demand from these competing markets, the ability of our TUA customers to import LNG into North America on a profitable basis may be adversely affected.

Political instability in foreign countries that have supplies of natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the U.S. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-U.S. markets or to competitors’ LNG receiving terminals in the U.S.

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternatives could adversely impede our customers’ ability to import LNG into North America on a commercial basis. Any significant impediment to the ability to import LNG into the United States generally or to our LNG receiving terminal specifically could have a material adverse effect on our customers, particularly Cheniere Marketing, and on our business, results of operations, financial condition and prospects.

Cyclical or other changes in the demand for LNG regasification capacity may adversely affect the performance of our TUA customers, particularly Cheniere Marketing, and could reduce our operating revenues and may cause us operating losses.

The utilization of our LNG receiving terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG importation capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG receiving terminal;

•	insufficient development of additional LNG liquefaction capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•	changes in regulatory, tax or other governmental policies regarding imported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG and/or natural gas;

•	adverse relative demand for LNG in North America compared to other markets, which may decrease LNG imports into North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These factors could materially and adversely affect the ability of our customers, including Cheniere Marketing, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices or at all.

Insufficient development of additional LNG liquefaction capacity worldwide could adversely affect the performance of our TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Commercial development of an LNG liquefaction facility takes a number of years and requires substantial capital investment. Many factors could negatively affect continued development of LNG liquefaction facilities, including:

•	increased construction costs;

•	economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG and natural gas, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;

•	political unrest in exporting countries or local community resistance in such countries to the siting of LNG facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG liquefaction facility or LNG carrier.

There may be shortages of LNG vessels worldwide, which could adversely affect the performance of our TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The construction and delivery of LNG vessels requires significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our TUA customers because of:

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

Decreases in the demand for and price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the performance of our TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The development of domestic LNG receiving terminals and LNG projects generally is based on assumptions about the future price of natural gas and the availability of imported LNG. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors.

•	relatively minor changes in the supply of, and demand for, natural gas in relevant markets;

•	political conditions in international natural gas producing regions;

•	the extent of domestic production and importation of natural gas in relevant markets;

•	the level of demand for LNG and natural gas in relevant markets, including the effects of economic downturns or upturns;

•	weather conditions;

•	the competitive position of natural gas as a source of energy compared with other energy sources; and

•	the effect of government regulation on the production, transportation and sale of natural gas.

Adverse trends or developments affecting any of these factors could result in decreases in the price of natural gas, leading to reduced development of LNG projects worldwide. Such reductions could adversely affect the performance of our TUA customers, particularly Cheniere Marketing, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We face competition from competitors with far greater resources.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG import infrastructure to serve the U.S. natural gas market. Some industry analysts have predicted substantial excess LNG receiving capacity in North America for at least several years based on terminals currently in operation or under construction. Our competitors in the U.S. include major energy corporations (e.g., BG Group plc, BP plc, Chevron Corp, ConocoPhillips and Dow Chemical). In addition, other competitors have developed or reopened additional LNG receiving terminals in Europe, Asia and other markets, which also compete with our LNG receiving terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to LNG supply than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist incident involving an LNG facility or LNG carrier may result in delays in, or cancellation of, construction of new LNG facilities, including our LNG receiving terminal, which would increase our costs and decrease our cash flows. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at our LNG receiving terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, particularly Cheniere Marketing, including their ability to satisfy their obligations to us under their TUAs.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect us.

The construction and operation of our LNG receiving terminal are subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facility or damage to persons and property. In addition, operations at our LNG receiving terminal and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Existing and future environmental and similar laws and regulations could result in increased compliance costs or additional operating costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA, and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our LNG receiving terminal and require us to maintain permits and provide governmental authorities with access to the facility for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. CERCLA and similar state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our LNG receiving terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

Existing environmental laws and regulations may be revised or reinterpreted or new laws and regulations may be adopted or become applicable to us. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere, may have a material adverse effect on the ability of our customers, particularly Cheniere Marketing, (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as we consume retainage gas at our LNG receiving terminal, this carbon tax may also be imposed on us directly. Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG receiving terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business and to our planned construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain key personnel could adversely affect us.

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct our LNG receiving terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of the construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of our LNG receiving terminal. Any increase in our operating costs could materially adversely affect our business, results of operations, financial condition and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 17, 2009, Cheniere and its subsidiaries had 208 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the development, construction, operation, maintenance and management of our LNG receiving terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG receiving terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner’s executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain additional qualified personnel.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have entered into a TUA with Cheniere Marketing, under which Cheniere Marketing will be able to derive substantial economic benefits. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

Substantially all of our anticipated revenue will be dependent upon one asset, our LNG receiving terminal. Due to our lack of asset and geographic diversification, an adverse development at our LNG receiving terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2008, there were no threatened or pending legal matters that would have a material impact on our balance sheets, statements of operations, statements of partners’ capital (deficit), or statements of cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Financial Statements and Notes thereto included elsewhere in this report.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statement of Operations Data:
Revenues	$15,000	$—	$—	$—	$—
Expenses	30,391	11,615	10,265	4,711	4,682

Loss from operations	(15,391)	(11,615)	(10,265)	(4,711)	(4,682)
Other income (expense) (1)	(63,547)	(39,731)	(50,495)	456	28

Net loss	(78,938)	(51,346)	(60,760)	(4,255)	(4,654)

Cash Flow Data:
Cash flows provided by (used in) operating activities	78,302	—	(27,901)	6,327	23,192
Cash flows provided by (used in) investing activities	75,940	—	(1,544,408)	(246,337)	(124)
Cash flows provided by (used in) financing activities	40,585	—	1,572,309	218,188	(1,246)

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$194,827	$—	$—	$—	$21,822
Restricted cash and cash equivalents (current)	41,158	191,179	176,324	8,871	—
Non-current restricted cash and cash equivalents	126,056	442,019	982,613	—	—
Property, plant and equipment, net	1,517,507	1,127,289	651,676	270,740	212
Total assets	1,944,345	1,826,881	1,858,111	309,135	23,316
Long-term debt, net of discount	2,107,673	2,032,000	2,032,000	37,377	—
Long-term debt—related party, net of discount	70,661	—	—	—	—
Deferred revenue—long term	37,500	40,000	40,000	40,000	22,000
Deferred revenue—affiliate (long-term)	4,971	2,583	—	—	—

(1)	The year ended December 31, 2006 includes a $23.8 million loss related to the early extinguishment of debt and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of the Sabine Pass credit facility in November 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our financial statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of 2008 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies

•	Recently Issued Accounting Standards Not Yet Adopted

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG receiving terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us.

Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere, under its terminal use agreement (“TUA”). As of December 31, 2008, Cheniere Marketing had paid us capacity reservation fee payments of $77.7 million, of which we have recognized $15.0 million as revenue for the last three months of 2008.

Our Business

Our LNG receiving terminal is being constructed with regasification capacity of approximately 4.0 Bcf/d and five liquefied natural gas (“LNG”) storage tanks with an aggregate LNG storage capacity of approximately 16.8 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of our LNG receiving terminal commenced in March 2005, and we have completed physical construction of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity at our LNG receiving terminal and are able to accept commercial cargoes. In order to complete commissioning and testing of this initial phase of the facility, our primary construction contractor, Bechtel Corporation (“Bechtel”), will need to complete specified outstanding work items. Construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity was approximately 88% complete as of December 31, 2008, and we anticipate achieving full operability, with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.8 Bcf, during the third quarter of 2009. We have entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron U.S.A., Inc. (“Chevron”) and Cheniere Marketing, for regasification capacity at our LNG receiving terminal.

Overview of 2008 Events

In 2008, we achieved commercial operability and continued to execute our strategy to complete construction of our LNG receiving terminal so we can generate steady and reliable revenues under our long-term TUAs. The major events of 2008 include the following:

•	the construction of our LNG receiving terminal which continued to progress;

•	the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008;

•

the issuance of an additional $183.5 million, before discount, of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes”) pursuant to the existing indenture, dated as of November 9, 2006 (“the Sabine Pass Indenture”), under which we had previously issued $1,482.0 million of 2016 Notes and $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and collectively with the 2016 Notes, the “Senior Notes”; the proceeds of the additional issuance will be used to fund construction expenses of any cost overruns related to the construction, cool down, commissioning and completion of our LNG receiving terminal and working capital and other general business purposes, and;

•	our LNG receiving terminal successfully weathered Hurricane Ike and related storm activity with minor uninsured damage.

Liquidity and Capital Resources

Overview

Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2008, we had $194.8 million in cash and cash equivalents and $167.2 million in restricted cash and cash equivalents, including $71.1 million for the remaining construction costs of our LNG receiving terminal, and $96.1 million for interest related to the 2016 Notes.

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of our LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, $1,415.9 million of construction and commissioning costs had been incurred as of December 31, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from working capital and cash and cash equivalents designated for construction. In September 2008, Hurricane Ike and related storm activity, such as windstorms, storm surges and floods, struck the Texas and Louisiana coast. We experienced minor damage at our LNG receiving terminal with most of the damage impacting equipment and facilities associated with the 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity still under construction. Impact to operations and the equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity was minimal. We continue to expect to complete construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity in the third quarter of 2009. Estimated costs to repair damage caused by Hurricane Ike are approximately $32 million, of which we believe approximately $22 million will be recoverable from insurance proceeds and other sources. The estimated costs to repair this damage have been factored into the budget estimate above.

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG receiving terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing. Each of the three customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Because we achieved commercial operability of our LNG receiving terminal in September 2008, capacity reservation fee TUA payments will begin to be made by our third-party customers as follows:

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. In September 2008, Cheniere Marketing made a capacity reservation fee payment of $15.0 million for October, November and December of 2008. In December 2008, Cheniere Marketing made a capacity reservation fee payment of $62.7 million for the first three months of 2009. Cheniere Marketing is required to make monthly capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Cheniere Marketing has a limited operating history, limited capital and no credit rating. Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating. In addition, the LNG and natural gas marketing business activities of Cheniere Marketing were downsized during 2008. If Cheniere and its subsidiaries do not have sufficient liquidity to pay their obligations, including payments to us required under the Cheniere Marketing TUA, then we will likely be unable to make restricted cash distributions to our partners under the Sabine Pass Indenture described below. If we are unable to make such restricted cash distributions, then Cheniere Energy Partners, L.P., a publicly-traded limited partnership that indirectly owns 100% of our equity interests and in which Cheniere has a 90.6% ownership interest, will likely be unable to make its anticipated future quarterly cash distributions on its units. Under such circumstances and absent additional external funding, Cheniere Marketing and Cheniere would likely be unable to meet their TUA and guarantee obligations to us.

Under each of these TUAs, we are also entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporation and self-generated power at our receiving terminal.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its respective TUA.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2008, 2007 and 2006. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2008	2007	2006
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$503,093	$471,613	$—
Proceeds from issuance of debt	144,965	—	2,415,400
Operating cash flow	78,302	—	—

Total sources of cash and cash equivalents	726,360	471,613	2,415,400

USES OF CASH AND CASH EQUIVALENTS
LNG terminal construction-in-process, net	(402,955)	(430,405)	(387,724)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	(9,923)	—	—
Investment in restricted cash and cash equivalents	(99,543)	—	(1,150,066)
Repayment of debt	—	—	(420,777)
Distribution to owners	—	—	(378,348)
Debt issuance costs	(4,837)	(725)	(43,966)
Advances under long-term contracts	(14,032)	(39,155)	(6,481)
Operating cash flow		—	(27,901)
Other	(243)	(1,328)	(137)

Total uses of cash and cash equivalents	(531,533)	(471,613)	(2,415,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,827	—	—
CASH AND CASH EQUIVALENTS—beginning of year	—	—	—

CASH AND CASH EQUIVALENTS—end of year	$194,827	$—	$—

Use of restricted cash and cash equivalents

Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes is initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. In 2008 and 2007, $503.1 million and $471.6 million of restricted cash and cash equivalents, respectively, were primarily used to pay for construction activities at our LNG receiving terminal.

Proceeds from issuance of debt

Proceeds from issuance of debt were $145.0 million, zero and $2,415.4 million in 2008, 2007 and 2006, respectively. The $145.0 million borrowings during 2008, relate to the additional issuance of 2016 Notes. During 2006, we received $2,032.0 million in proceeds from the issuance of the Senior Notes and $383.4 million in borrowings under an amended Sabine Pass credit facility.

Operating cash flow

In September 2008, we received $15.0 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the last three months of 2008. In December 2008, we received $62.7 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the first three months of 2009.

LNG terminal construction-in-process, net

Capital expenditures for our LNG receiving terminal were $403.0 million, $430.4 million and $387.7 million in 2008, 2007 and 2006, respectively. Our capital expenditures increased in 2007 compared to the prior year as a result of our increased construction expenditures on our LNG receiving terminal, and decreased in 2008 as a result of the completion of the construction of the initial phase of our LNG receiving terminal in September 2008.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During 2008, we advanced $9.9 million for LNG commissioning cargoes, net of amounts transferred to LNG receiving terminal construction-in-process.

Investments in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $99.5 million in 2008 and $1,150.1 million in 2006. Investments in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used for a specific purpose. The changes in investments in restricted cash and cash equivalents were related to borrowings obtained that were contractually restricted to be used in the construction of our LNG receiving terminal and for interest payments on the Senior Notes.

Repayment of debt

In 2006, we repaid borrowings under an amended Sabine Pass credit facility and a subordinated promissory note with an affiliate with a portion of the $2,032.0 million of proceeds obtained from issuance of the Senior Notes.

Distribution to owners

In 2006, we made $378.3 million of distributions to Cheniere.

Advances under long-term contracts

Advances under long-term contracts were $14.0 million, $39.2 million and $6.5 million in 2008, 2007 and 2006, respectively. The decrease in 2008 compared to 2007 is a result of our nearing the completion of construction on the initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal. During 2008, we received equipment at our LNG receiving terminal that we had previously advanced payment for under long-term contracts.

Available Cash

As of December 31, 2008, we had $194.8 million of cash and cash equivalents and $167.2 million of restricted cash and cash equivalents. The restricted cash and cash equivalents were designated for the following purposes: $71.1 million for construction costs on our LNG receiving terminal and $96.1 million for interest payments related to the Senior Notes.

The foregoing funds are anticipated to be sufficient to fund our construction budget, operating expenditures and interest requirements through the achievement of full operability of our LNG receiving terminal in the third quarter of 2009. Regardless of whether we receive revenues from Cheniere Marketing (or Cheniere, as guarantor), we thereafter expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to meet our future operating expenditures and our interest payment requirements until maturity of the 2013 Notes.

Debt Agreements

Senior Notes

Interest payments of approximately $82.4 million are due on May 30 and November 30 of each year on the $2,215.5 million of Senior Notes, consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,665.5 million of 7 1/2% Senior Secured Notes due 2016. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semiannual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Services Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. Prior to substantial completion of the initial 2.6 Bcf/d of sendout capacity of our LNG receiving terminal as defined in our EPC contract with Bechtel, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon such substantial completion of our EPC contract with Bechtel, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly-owned subsidiary of Cheniere Energy Partners L.P., pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of the initial 2.6 Bcf/d of sendout capacity of our LNG receiving terminal as defined in our EPC contract with Bechtel, we are required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

During 2008, 2007 and 2006, we paid an aggregate of $5.2 million each year under the foregoing services agreement from restricted cash and cash equivalents. Until substantial completion of our LNG receiving terminal and revenues are received under the TUAs, we anticipate continuing to utilize restricted cash and cash equivalents to satisfy our obligations under these service agreements.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2008 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2009	2010- 2011	2012- 2013	Thereafter
Operating lease obligations—
LNG site rental (1)	$129,086	$1,501	$3,002	$3,002	$121,581
Long-term debt—
Senior Notes, net of discount (2)	2,107,673	—	—	550,000	1,557,673
Senior Notes—related party, net of discount (2)	70,661	—	—	—	70,661
Service contracts—
Affiliate O&M agreement (1)	30,030	1,560	3,120	3,120	22,230
Affiliate Sabine Pass LNG MSA (1)	120,120	6,240	12,480	12,480	88,920
Construction and purchase obligations (1)	83,000	80,750	1,500	750	—
Cooperative endeavor agreements (1)	19,167	2,339	4,808	4,808	7,212

Total	$2,559,737	$92,390	$24,910	$574,160	$1,868,277

(1)	A discussion of these obligations can be found in Note 14 to our Financial Statements.
(2)	A discussion of these obligations can be found in Note 11 to our Financial Statements.

Results of Operations

Overall Operations

2008 vs. 2007

Our net loss was $78.9 million in 2008, a 54% increase from our $51.3 million net loss in 2007. The $27.6 million increase in net loss was primarily due to decreased interest income, increased depreciation expense, increased operating and maintenance expense and increased operating and maintenance expense-affiliate, which were partially offset by decreased interest expense and derivative gain.

2007 vs. 2006

Our net loss was $51.3 million in 2007, a 15% decrease from our $60.8 million net loss in 2006. The $9.4 million decrease in net loss was primarily due to increased interest income and decreased derivative loss that was partially offset by increased interest expense.

LNG TUA revenue from affiliate

2008 vs. 2007

Our LNG TUA revenue from affiliate increased $15.0 million in 2008 compared to zero in 2007. Following the achievement of commercial operability of our LNG receiving terminal in September 2008, Cheniere Marketing made a capacity reservation fee payment of $15.0 million for October, November and December of 2008. We did not have TUA revenue in 2007, as our LNG receiving terminal was not yet completed.

Interest Income

2008 vs. 2007

Interest income decreased $37.4 million, or 76%, in 2008 compared to 2007. This decrease was a result of less restricted cash and cash equivalents invested during 2008 compared to 2007.

2007 vs. 2006

Interest income increased $39.6 million in 2007 compared to 2006. This increase resulted from the issuance of the $2,032.0 million of Senior Notes in November 2006. As a result, there were correspondingly significantly higher restricted cash and cash equivalent average balances during 2007 compared to 2006.

Depreciation expense

Depreciation expense increased $8.0 million in 2008 compared to 2007. This increase was a result of our having begun depreciating our LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity commencing in the third quarter of 2008 when it was ready for use and placed in service.

Operating and maintenance expense

Operating and maintenance expense increased $6.3 million in 2008 compared to 2007. This increase is a result of the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity achieving commercial operability in September 2008 and also includes costs to repair damage caused by Hurricane Ike.

Operating and maintenance expense-affiliate

Operating and maintenance expense increased $5.1 million in 2008 compared to 2007. This increase is a result of the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity achieving commercial operability in September 2008 and includes labor costs and costs to repair damage caused by Hurricane Ike.

Interest Expense, net

2008 vs. 2007

Interest expense, net of amounts capitalized, decreased $8.9 million, or 10%, in 2008 compared to 2007. This decrease in interest expense primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in 2008 compared to 2007.

2007 vs. 2006

Interest expense, net of amounts capitalized, increased $73.2 million in 2007 compared to 2006. This increase in interest expense was due to our average debt balance being much larger in 2007 compared to 2006 as a result of the Senior Notes being outstanding, during which time the interest expense exceeded the amount of interest subject to capitalization. In 2006, all of our interest expense incurred under the Sabine Pass credit facility in place at that time was subject to capitalization.

Derivative Gain

2008 vs. 2007

During 2008, we recognized a $4.7 million derivative gain. On our behalf, Cheniere Marketing entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during 2008.

2007 vs. 2006

During 2006, we incurred a $20.6 million derivative loss as a result of terminating interest rate swaps related to the termination of the Sabine Pass credit facility in November 2006.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. SFAS No. 160 will not have a material impact on our financial position, results of operations or cash flows.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Cheniere already records derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on our financial position, results of operations and cash flow as management did not elect the fair value option for any financial instruments or other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of SFAS FSP No. 142-3 to have a material impact on our financial position, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with

GAAP in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flow.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that this new FSP will have any material impact upon our financial position, results of operations or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

Marketing and Trading Commodity Price Risk

On our behalf, Cheniere Marketing has entered into natural gas exchange cleared NYMEX natural gas swaps accounted for as derivatives. The NYMEX natural gas swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing in 2008 that are expected to be sold as part of the testing phase of the commissioning process. As of December 31, 2008, Cheniere Marketing, on our behalf, had entered into a total of 782,500 MMBtu of NYMEX natural gas swaps through June 2009 for which it will receive fixed prices of $5.35 to $8.62 per MMBtu. At December 31, 2008, the value of the derivatives was an asset of $1.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SABINE PASS LNG, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, Inc., and

Partners of Sabine Pass LNG, L.P.

We have audited the accompanying balance sheets of Sabine Pass LNG, L.P., as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sabine Pass LNG, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Sabine Pass LNG, L.P.:

We have audited the accompanying statements of operations, partners’ capital (deficit) and cash flows of Sabine Pass LNG, L.P. (the “Partnership”) for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Sabine Pass LNG, L.P. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
UHY LLP

Houston, Texas

February 9, 2007

SABINE PASS LNG, L.P.

BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$194,827	$—
Restricted cash and cash equivalents	41,158	191,179
Accounts and interest receivable	361	3,249
Accounts receivable—affiliate	419	—
Advances to affiliate	2,198	1,707
Prepaid expenses and other	5,407	432

TOTAL CURRENT ASSETS	244,370	196,567
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	126,056	442,019
PROPERTY, PLANT AND EQUIPMENT, NET	1,517,507	1,127,289
DEBT ISSUANCE COSTS, NET	30,748	29,895
ADVANCES UNDER LONG-TERM CONTRACTS	10,705	28,497
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	9,923	—
OTHER	5,036	2,614

TOTAL ASSETS	$1,944,345	$1,826,881

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$117	$55
Accounts payable—affiliate	514	—
Accrued liabilities	40,769	52,056
Accrued liabilities—affiliate	184	1,048
Deferred revenue	2,500	—
Deferred revenue—affiliate	62,742	—

TOTAL CURRENT LIABILITIES	106,826	53,159
LONG-TERM DEBT, NET OF DISCOUNT	2,107,673	2,032,000
LONG-TERM DEBT, NET OF DISCOUNT—related party	70,661	—
DEFERRED REVENUE	37,500	40,000
DEFERRED REVENUE—AFFILIATE	4,971	2,583
OTHER NON-CURRENT LIABILITIES	340	3,827
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT	(383,626)	(304,688)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,944,345	$1,826,881

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
REVENUES
LNG TUA revenue from affiliate	$15,000	$—	$—

TOTAL REVENUES	15,000	—	—
EXPENSES		—	—
Operating and maintenance expense	6,345	—	—
Operating and maintenance expense—affiliate	5,125	—	—
Depreciation expense	7,994	35	50
Development expense	1,184	1,540	1,548
Development expense—affiliate	1,158	3,943	3,062
General and administrative expense	3,093	1,817	690
General and administrative expense—affiliate	5,492	4,280	4,915

TOTAL EXPENSES	30,391	11,615	10,265

LOSS FROM OPERATIONS	(15,391)	(11,615)	(10,265)
OTHER INCOME (EXPENSE)
Interest income	11,553	48,917	9,306
Interest expense, net	(79,773)	(88,648)	(15,463)
Loss on early extinguishment of debt	—	—	(23,761)
Derivative gain (loss), net	4,653	—	(20,577)
Other	20	—	—

TOTAL OTHER EXPENSE	(63,547)	(39,731)	(50,495)

NET LOSS	$(78,938)	$(51,346)	$(60,760)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Total Partners’ Capital (Deficit)
	Sabine Pass LNG-GP, Inc.	Sabine Pass LNG-LP, LLC
Balance at December 31, 2005	$—	$184,986	$1,814	$186,800
Capital contributions	—	780	—	780
Distributions	—	(378,348)	—	(378,348)
Change in fair value of derivative instrument	—	—	(1,814)	(1,814)
Net loss	—	(60,760)	—	(60,760)

Balance at December 31, 2006	—	(253,342)	—	(253,342)
Net loss	—	(51,346)	—	(51,346)

Balance at December 31, 2007	—	(304,688)	—	(304,688)
Net loss	—	(78,938)	—	(78,938)

Balance at December 31, 2008	$—	$(383,626)	$—	$(383,626)

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,938)	$(51,346)	$(60,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,994	35	50
Non-cash derivative (gain) loss	(1,230)	—	23
Amortization of debt issuance costs	3,984	3,793	695
Interest income on restricted cash and cash equivalents	(13,375)	(46,330)	—
Use of restricted cash and cash equivalents	75,809	103,043	—
Amortization of debt discount	1,369	—	—
Loss on early extinguishment of debt	—	—	23,750
Changes in operating assets and liabilities:
Interest receivable	2,468	—	(5,221)
Accounts payable and accrued liabilities	22,057	(12,137)	12,399
Accounts payable and accrued liabilities—affiliate	(350)	395	97
Accounts receivable—affiliate	(419)	—	—
Advances to affiliate	(491)	—	—
Deferred revenue—affiliate	65,130	2,583	—
Other	(5,706)	(36)	1,066

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	78,302	—	(27,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	503,093	470,888	(1,150,066)
LNG receiving terminal construction-in-process, net	(402,955)	(430,405)	(387,724)
Advances under long-term contracts	(14,032)	(39,155)	(6,481)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	(9,923)	—	—
Other	(243)	(1,328)	(137)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	75,940	—	(1,544,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of the Senior Notes	144,965	—	2,032,000
Debt issuance costs	(4,837)	(725)	(43,966)
Use of (investment in) restricted cash and cash equivalents	(99,543)	725	—
Repayment of subordinated note—affiliate	—	—	(37,377)
Borrowings from Sabine Pass credit facility	—	—	383,400
Repayment of Sabine Pass credit facility	—	—	(383,400)
Distribution to owners	—	—	(378,348)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,585	—	1,572,309

NET INCREASE IN CASH AND CASH EQUIVALENTS	194,827	—	—
CASH AND CASH EQUIVALENTS—beginning of year	—	—	—

CASH AND CASH EQUIVALENTS—end of year	$194,827	$—	$—

See accompanying notes to financial statements.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), an indirect subsidiary of Cheniere Energy, Inc. (“Cheniere”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us. As used in these Notes to Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. The purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG receiving terminal”).

NOTE 2—DEVELOPMENT STAGE OPERATIONS

We were formed on October 20, 2003. Activities through the third quarter of 2008 have been devoted primarily to pre-construction and construction. Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments under our terminal use agreement (“TUA”) with Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain items in the prior year financial statements has been reclassified to conform the 2008 presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advances to Affiliate-LNG Held for Commissioning

In connection with the construction of our LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG is used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel—A certain amount of LNG is used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG is used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning results in natural gas being sold.

LNG purchased on our behalf by Cheniere Marketing has been funded by us and is recorded at historical cost and classified as a non-current asset on our Balance Sheets as advances to affiliate—LNG held for commissioning (See Note 13—“Related Party Transactions”); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regassified LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

LNG Intangible Assets

LNG intangible assets include the costs of certain permits for our LNG receiving terminal. Amortization began when our LNG receiving terminal became operational and is calculated on the straight-line method over the estimated useful life of our LNG receiving terminal.

Debt Issuance Costs

Debt issuance costs consist primarily of fees that are incurred directly related to the issuance of the Senior Notes (See Note 7—“Debt Issuance Costs” and Note 11—“Long-Term Debt”). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Revenue Recognition

LNG regasification capacity fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred. For a discussion of potential revenue from related parties, please read Note 13—“Related Party Transactions”.

Income Taxes

We are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Financial Statements. At December 31, 2008, the tax basis of our assets and liabilities was $269.6 million greater than the reported amounts of our assets and liabilities.

Pursuant to the indenture, dated as of November 9, 2006 (the “Sabine Pass Indenture”), entered into in connection with the issuance of the Senior Notes (as defined in Note 4—“Restricted Cash and Cash Equivalents”), we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

We have entered into certain long-term TUAs with unaffiliated third parties for regasification capacity at our LNG receiving terminal. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. We have mitigated this credit risk by securing TUAs for a significant portion of our regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2008. Our LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded in 2008, 2007 or 2006.

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

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning October 1, 2009. SFAS No. 160 will not have a material impact on our financial position, results of operations or cash flows.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Cheniere already records derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of SFAS No. 159 had no impact on our financial position, results of operations or cash flow as management did not elect the fair value option for any financial instruments or other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSAB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other accounting principles generally accepted in the United States of America (“GAAP”). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect the adoption of SFAS FSP No. 142-3 to have a material impact on our financial position, results of operations or cash flow.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial position, results of operations or cash flow.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that this new FSP will have any material impact upon our financial position, results of operations or cash flow.

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents and treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4 % Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 11—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $987 million to pay construction costs for our LNG receiving terminal. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

and cash equivalents on our Balance Sheets. As of December 31, 2008 and December 31, 2007, $27.4 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $43.7 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Balance Sheets, respectively.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated a private offering of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 11—“Long-Term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account with $335.0 million related to future interest payments on the Senior Notes. The Sabine Pass Indenture requires that one semi-annual interest payment be maintained in a permanent interest payment reserve account. As of December 31, 2008, $82.4 million had been classified as part of non-current restricted cash and cash equivalents related to the permanent interest payment reserve account. In addition, on a monthly basis, one-sixth of the semi-annual interest payment must be deposited into a temporary interest payment reserve account to fund the next semi-annual interest payment. As of December 31, 2008, $13.7 million was classified as part of current restricted cash and cash equivalents and represents one-sixth of our semi-annual interest payment due within the next twelve months. As of December 31, 2007 $151.0 million was classified as current cash and cash equivalents as this amount related to the payment of interest due within twelve months and $61.8 million was classified as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Balance Sheets.

NOTE 5—ADVANCES UNDER LONG-TERM CONTRACTS

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received. As of December 31, 2008 and 2007, our advances under long-term contracts were $10.7 million and $28.5 million, respectively.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2008	2007
LNG TERMINAL COSTS
LNG receiving terminal	$919,776	$—
LNG terminal construction-in-process	604,398	1,126,162
LNG site and related costs, net	183	191
Accumulated depreciation	(7,752)	—

Total LNG terminal costs	1,516,605	1,126,353
FIXED ASSETS
Computer and office equipment	200	203
Vehicles	421	522
Machinery and equipment	751	411
Other	254	68
Accumulated depreciation	(724)	(268)

Total fixed assets, net	902	936

PROPERTY, PLANT AND EQUIPMENT, NET	$1,517,507	$1,127,289

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For 2008, 2007 and 2006, we capitalized $80.7 million, $66.2 million and $22.3 million of interest expense related to the construction of our LNG receiving terminal, respectively.

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

NOTE 7—DEBT ISSUANCE COSTS

Debt issuance costs directly associated with the Senior Notes were capitalized and are being amortized over periods of seven and ten years, which are the terms of the Senior Notes. The amortization of the debt issuance cost was recorded as interest expense and subsequently capitalized as construction-in-process during the construction period of our LNG receiving terminal. As of December 31, 2008 and 2007, we had capitalized $30.7 million and $29.9 million (net of accumulated amortization of $8.6 million and $4.7 million), respectively, of costs directly associated with the Senior Notes, as follows (in thousands):

As of December 31, 2008

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(2,903)	$6,450
2016 Notes	30,035	10 years	(5,737)	24,298

	$39,388		$(8,640)	$30,748

Scheduled amortization of the debt issuance costs related to the Senior Notes for the next five years is estimated at $21.7 million.

NOTE 8—DERIVATIVE INSTRUMENTS

LNG Commissioning Cargo Derivative Instruments

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets at December 31, 2008 measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Total Carrying Value at December 31, 2008
Derivative assets	$1,230	$—	$—	$1,230

Total assets at fair value	$1,230	$—	$—	$1,230

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

In conjunction with the termination of the amended credit facility in November 2006, we terminated the Swaps and recognized a loss $20.6 million. In accordance with Emerging Issue Task Force 00-9, Classification of a Gain or Loss from a Hedge of Debt That Is Extinguished, the loss recognized as a result of early termination of the Swaps is presented on the Statements of Operations as a Derivative loss.

Accounting for Hedges

SFAS No. 133, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments. Under SFAS No. 133, we are required to record derivatives on our Balance Sheets as either an asset or liability measured at their fair value, unless exempted from derivative treatment under the normal purchase and normal sale exception. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met. These criteria require that the derivative is determined to be effective as a hedge and that it is formally documented and designated as a hedge.

We determined that the Swaps qualified as cash flow hedges within the meaning of SFAS No. 133 and designated them as such. We assessed both at the inception of each of the Swaps and on an on-going basis, whether the Swaps that were used in our hedging transactions were highly effective in offsetting changes in cash flows of the hedged items. At inception, we determined the hedging relationship of the Swaps and the underlying

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

debt to be highly effective. On an on-going basis, we monitored the actual dollar offset of the market values of the Swaps as compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges was reflected in earnings. We continued to assess the hedge effectiveness of the Swaps on a quarterly basis in accordance with the provisions of SFAS No. 133 until they were terminated in November 2006. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income (“OCI”) and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. In our case, the impact on earnings was a reduction of interest expense of zero in 2008 and 2007. The ineffective portion of the gain or loss on the derivative instruments, if any, must be recognized currently in earnings. If the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in OCI is recognized currently in earnings.

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2008 and 2007, accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Interest and related debt fees	$14,152	$13,005
LNG terminal construction costs	26,617	39,051
Affiliate	184	1,048

	$40,953	$53,104

NOTE 10—DEFERRED REVENUES

As of December 31, 2008 and 2007, we had recorded $2.5 million and zero as current deferred revenue, respectively, and $37.5 million and $40.0 million as non-current deferred revenue related to Total LNG USA, Inc. (“Total”) and Chevron U.S.A., Inc. (“Chevron”) advance capacity reservation fee payments.

Following the achievement of commercial operability in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. In December 2008, we received $62.7 million from Cheniere Marketing of advance capacity reservation fee payments for the first three months of 2009.

As of December 31, 2008 and 2007, we had recorded $62.7 million and zero as current deferred revenue—affiliate, respectively, and $5.0 million and $2.6 million as non-current deferred revenue—affiliate, respectively, related to Cheniere Marketing advance capacity reservation fee payments and advance ad valorem tax payments.

In November 2004, Total paid us a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at our LNG receiving terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to us in April 2005. The advance capacity reservation fee payments will be amortized over a 10-year period after operations commence as a reduction of Total’s regasification capacity fee under its TUA. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2004, we also entered into a TUA to provide Chevron with approximately 0.7 Bcf/d of LNG regasification capacity at our LNG receiving terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d and paid us an additional $3.0 million advance capacity reservation fee. As of December 31, 2008, Chevron had made advance capacity reservation fee payments to us totaling $20.0 million. These reservation fee payments will be amortized over a 10-year period as a reduction of Chevron’s regasification capacity fee under its TUA. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements they would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2008 and 2007, we had $5.0 million and $2.6 million, respectively, of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 11—LONG-TERM DEBT

As of December 31, 2008 and 2007, our long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007
Senior Notes, net of discount	$2,107,673	$2,032,000
Senior Notes, net of discount—related party	70,661	—

Total long-term debt	2,178,334	2,032,000

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million. One of the lenders of the additional issuance of the 2016 Notes is GSO Capital Partners, L.P. (“GSO”), an affiliate of two of Cheniere’s directors. GSO did not receive any fees in connection with making the additional issuance of 2016 Notes Loans. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture. We placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of our LNG receiving terminal. In addition, we placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement, which are used by us for working capital and other general business purposes.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

We placed $335.0 million of the net proceeds from the original issuance of the Senior Notes in a reserve account to fund scheduled interest payments on the original Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the Sabine Pass Indenture.

NOTE 12—FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the SFAS 159 fair value option was not elected. The carrying amounts reported on our Balance Sheets for restricted cash and cash equivalents, accounts receivables, interest receivables and accounts payable approximate fair value due to their short-term nature. The carrying amounts and fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair value
2013 Notes (1)	$550,000	$412,500	$550,000	$525,250
2016 Notes, net of discount (1)	1,628,334	1,204,967	1,482,000	1,404,195

(1)	The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2008 and December 31, 2007, as applicable.

NOTE 13—RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007, we had $2.2 million and $1.7 million, respectively, of advances to affiliates.

Under the LNG lease agreement described below, we had $9.9 million recorded as advances to affiliate—LNG held for commissioning on our Balance Sheets related to the purchase by Cheniere Marketing of commissioning cargoes as of December 31, 2008.

Under the service agreements described below, we paid $5.2 million during each of 2008, 2007 and 2006.

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA. In September 2008, Cheniere Marketing made a capacity reservation fee payment of $15 million for October, November and December of 2008. In December 2008, Cheniere Marketing made a capacity

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

reservation fee payment of $62.7 million for the first three months of 2009. Cheniere Marketing is required to make monthly capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

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

LNG purchased on our behalf by Cheniere Marketing that has been funded by us is recorded at historical cost and classified as a non-current asset on our Balance Sheets as advances to affiliate—LNG held for commissioning. LNG that is lost, used as fuel or sold results in the reduction of advances to affiliate—LNG held for commissioning on our Balance Sheets at historical cost. During the second quarter of 2008, we advanced Cheniere Marketing funds to purchase LNG. At December 31, 2008, we had $9.9 million recorded as advances to affiliate—LNG held for commissioning on our Balance Sheets related to the purchase of commissioning cargoes. In addition, during the second quarter of 2008, we incurred fixed fees from Cheniere Marketing of $0.6 million that we capitalized as property, plant and equipment on our Balance Sheets.

Service Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. Prior to substantial completion of our LNG receiving terminal, as defined in our EPC contract with Bechtel, we are required to pay a fixed monthly fee of $95,000 (indexed for inflation). The fixed monthly fee will increase to $130,000 (indexed for inflation) upon substantial completion of our LNG receiving terminal, as defined in our EPC contract with Bechtel, and the counterparty will thereafter be entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which are comprised primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly-owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of our LNG receiving terminal, we pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation); thereafter, the monthly fixed fee will increase to $520,000 (indexed for inflation).

During 2008, 2007 and 2006, we paid an aggregate of $5.2 million each year under the foregoing services agreement from restricted cash and cash equivalents.

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to Other Assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as Deferred Revenue on the Balance Sheets. As of December 31, 2008, and December 31, 2007, we had $5.0 million and $2.6 million, respectively, of Other Assets and Deferred Revenue resulting from accelerated ad valorem tax payments.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into the following natural gas purchase and sale contracts with Cheniere Marketing:

Contract for the Sale of Natural Gas from Commissioning Cargoes

We require several LNG cargoes to cool down and commission our LNG receiving terminal at the end of the construction process. In September 2007, we entered into a contract with Cheniere Marketing for the sale of natural gas regasified from commissioning LNG cargoes at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas, and less an administrative fee paid to Cheniere Marketing. We sold $16.9 million and zero of natural gas to Cheniere Marketing under this contract during 2008 and 2007, respectively.

Sale of Natural Gas from Boil-off

In September 2007, we entered into a contract for the sale to Cheniere Marketing of natural gas that has boiled off from LNG inventory in our facility at a sales price equal to the actual market price received by Cheniere Marketing in reselling the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, delivery and resale of the natural gas and less an administrative fee paid to Cheniere Marketing. We have not sold natural gas to Cheniere Marketing under this contract.

Purchase of Natural Gas for Fuel

In September 2007, we entered into a contract for the purchase of natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. During 2008 and 2007, we paid $2.9 million and $0.7 million, respectively, to Cheniere Marketing under this contract.

Contract for the Purchase of LNG Commissioning Cargoes

In November 2007, we entered into a contract with Cheniere Marketing to procure and deliver to our facility the LNG cargoes we require for commissioning. We will reimburse Cheniere Marketing for its actual third-party

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

costs incurred in obtaining these cargoes. During 2008 and 2007, we paid $25.4 million and zero, respectively, to Cheniere Marketing under this contract for the purchase of LNG commissioning cargoes.

Contract for the Sale of Retained LNG

As partial compensation for the terminalling services that we provide our customers at our LNG receiving terminal, we retain 2% of the LNG that customers bring to our LNG receiving terminal, which we will use primarily as fuel for revaporization and self-generated power. In September 2007, we entered into a contract with Cheniere Marketing for the sale of excess retainage at a market index-related sales price. We have not sold excess retainage to Cheniere Marketing under this contract.

Contract for the Exclusive Use of an LNG Vessel During the Commissioning Process

J & S Cheniere S.A. (“J&S Cheniere”), an indirect wholly-owned subsidiary of Cheniere, and Cheniere Marketing were parties to a time charter agreement for the Celestine River LNG vessel. In March 2008, we entered into a contract with J&S Cheniere and Cheniere Marketing for exclusive use of this LNG vessel during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by J&S Cheniere or Cheniere Marketing under their time charter agreement. During 2008, we capitalized $18.3 million related to LNG vessel costs incurred under this contract.

Contract for the Exclusive Use of Tugs During the Commissioning Process

Sabine Pass Tug Services, LLC (“Sabine Pass Tug Services”), an indirect wholly-owned subsidiary of Cheniere, and Cheniere Marketing are parties to a marine services sharing agreement for the use of tug boats (“tugs”). In March 2008, we entered into a contract with Sabine Pass Tug Services and Cheniere Marketing for exclusive use of the tugs during our commissioning process until our LNG receiving terminal commercial start date. We are responsible for all amounts that would otherwise be payable by Sabine Pass Tug Services and Cheniere Marketing under their marine services sharing agreement. During 2008, we capitalized $4.9 million related to tug costs incurred under this contract.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following is a schedule by years of future minimum rental payments required as of December 31, 2008 under the LNG site leases described below (in thousands):

Year ending December 31:
2009	$1,501
2010	1,501
2011	1,501
2012	1,501
2013	1,501
Later years (1)	121,581

Total minimum payments required	$129,086

(1)	The later years include the remaining initial term and the six 10-year extensions, as the lease option renewals were reasonably assured, as defined in SFAS No. 13, Accounting for Leases.

In January 2005, we exercised our options and entered into three land leases for the site of our LNG receiving terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. For 2005, these payments totaling $1.5 million were capitalized as part of the construction cost of our LNG receiving terminal; however, beginning in January 2006, these lease payments have been expensed as required by FSP FAS 13-1 and resulted in $1.5 million being recognized as land site rental expense on the Statements of Operations for 2006, 2007 and 2008.

Construction Agreements

In July 2006, we entered into various construction agreements to expand our LNG receiving terminal to approximately 4.0 Bcf/d with storage capacity of approximately 16.8 Bcf, some of which include the following:

We entered into an engineering, procurement, construction and management (“EPCM”) agreement with Bechtel Corporation (“Bechtel”) pursuant to which Bechtel will provide design and engineering services for our LNG receiving terminal expansion project, except for such portions to be designed by other contractors and suppliers of equipment, materials and services that we contract with directly; construction management services to manage the construction of our LNG receiving terminal; and, a portion of the construction services. Under the terms of the EPCM agreement, Bechtel will be paid on a cost reimbursable basis, plus a fixed fee in the amount of $18.5 million. A discretionary bonus may be paid to Bechtel at our sole discretion upon completion. As of December 31, 2008, we were committed to make cash payments of approximately $56.5 million in the future pursuant to this contract.

We entered into an EPC LNG tank contract with Zachry Construction Corporation (“Zachry”), and Diamond LNG LLC, (“Diamond”), pursuant to which Zachry and Diamond will furnish all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and perform all operations necessary and required to satisfactorily engineer, procure materials for and construct two additional storage tanks. The EPC LNG tank contract provides that Zachry and Diamond will receive a lump-sum, total fixed price payment for the two storage tanks of approximately $140.9 million, which is subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the additional storage tanks, and change orders. As of December 31, 2008, we were committed to make cash payments of approximately $23.5 million in the future pursuant to this contract.

LNG Commitments

We have entered into TUAs with Total, Chevron and Cheniere Marketing to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG receiving terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 13—“Related Party Transactions” for information regarding such agreements.

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. The Freeport LNG Development, L.P. (“Freeport LNG”) and Sabine Pass LNG receiving terminals are covered facilities. The Crest Royalty is subject to a maximum of approximately $11.0 million per production year at throughput of approximately 1.0 Bcf/d and a minimum of $2.0 million. The Crest Royalty will be payable after, natural gas is first processed on a commercial basis by a covered LNG facility. That has not occurred at the

SABINE PASS LNG, L.P.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Sabine Pass LNG receiving terminal, and we are advised that it has not occurred at the Freeport LNG receiving terminal. We do not know when or at which LNG receiving terminal the first commercial processing will occur.

Freeport LNG has assumed the obligation to pay the Crest Royalty based on natural gas processed at Freeport LNG’s receiving terminal. We are advised that Freeport LNG has entered into long-term TUAs with each of ConocoPhillips Company (“ConocoPhillips”), The Dow Chemical (“DOW”) and a subsidiary of Mitsubishi Corporation (“Mitsubishi”) for an aggregate of approximately 1.55 Bcf/d of terminal throughput capacity. The ConocoPhillips TUA is for approximately 0.9 Bcf/d; the Dow TUA is for approximately 0.5 Bcf/d, and the Mitsubishi TUA is for approximately 0.15 Bcf/d.

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

Other Commitments

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2008, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

See description of CEAs in Note 13—“Related Party Transactions.”

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2008 and 2007, there were no threatened or pending legal matters that would have a material impact on our results of operations, financial position or cash flows.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash paid for interest, net of amounts capitalized	$77,243	$93,642	$—
Construction-in-process and debt issuance additions funded with accrued liabilities	$9,893	$60,555	$16,018

SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2008:
Revenues	$—	$—	$—	$15,000	$15,000
Loss from operations	(3,651)	(2,568)	(9,391)	219	(15,391)
Net loss	(14,847)	(24,952)	(10,703)	(28,436)	(78,938)

Year ended December 31, 2007:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(1,860)	(2,756)	(2,935)	(4,064)	(11,615)
Net loss	(12,910)	(13,052)	(11,980)	(13,404)	(51,346)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2008, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or any attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for non-accelerated filers.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Sabine Pass LNG, L.P.

We have no employees, directors or officers. We are managed by our general partner, Sabine Pass LNG-GP, Inc. Except for Mr. Duva, the individuals who serve on the board of directors and as executive officers of our general partner also serve as executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. Each of our general partner’s directors and executive officers spent less than a majority of his or her time on our business in 2008.

Our general partner is not a public company and it is not listed on any stock exchange and as a result it is not required to, and does not have, any independent standing committees of its board of directors. Our general partner’s only committee is an audit committee comprised of Mr. Souki who serves as an executive officer and/or director of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. There is not an audit committee financial expert on the audit committee because our financial statements are combined with those of Cheniere and Cheniere Energy Partners, each of which has an audit committee with an audit committee financial expert.

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 15, 2009, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner.

Name	Age	Position with Our General Partner
Charif Souki	56	Director and Chief Executive Officer
Victor Duva	50	Director
R. Keith Teague	44	President
Don A. Turkleson	54	Chief Financial Officer

Charif Souki is a director and Chief Executive Officer of our general partner and has held that officer position since April 2008. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President of Cheniere in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, Mr. Souki was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. He has served as a director since the formation of our general partner in 2003. Mr. Souki is also a director, Chairman of the Board and Chief Executive Officer of the general partner of Cheniere Energy Partners.

Victor Duva serves as an independent director of our general partner. Mr. Duva has been the President of C T Corporate Staffing, Inc. since 2003 and has been with the company since 1981. Mr. Duva has held various positions with C T Corporate Staffing, Inc., including Account Representative, Assistant Vice President/Office Manager of two offices and Business Process Analyst. He received his B.A. at St. Thomas of Villanova University. Mr. Duva was elected as a director in 2007.

R. Keith Teague is President of our general partner and has held that position since April 2008. He has served as Senior Vice President—Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President—Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly-owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is currently a director, President and Chief Operating Officer of Cheniere Energy Partners. He is responsible for the development, construction and operation of Cheniere’s LNG receiving terminal and pipeline assets. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University.

Don A. Turkleson is Chief Financial Officer of our general partner and has held that position since September 2005. Mr. Turkleson is Senior Vice President and Chief Financial Officer of Cheniere. He became a Senior Vice President of Cheniere in May 2004, relinquished the position of Treasurer of Cheniere in December 2004 and relinquished the position of Secretary in September 2006, positions which he had held since December 1997. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986, then as Vice President—Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University. He is a director of Cheniere Energy Partners and a director and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.

Code of Ethics

The Cheniere Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers the fundamental principles of honesty, loyalty, fairness and forthrightness. The officers and directors of our general partner are subject to the Cheniere Code, which is on the Cheniere website at www.cheniere.com.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16 of the Exchange Act because we do not have a registered class of equity securities.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have no employees, directors or officers. We are managed by our general partner. Our general partner has paid no compensation to its executive officers since inception and has no plans to do so in the future. All of the executive officers of our general partner are also employees of Cheniere. In addition to providing services to us, each of our general partner’s officers and directors, other than Mr. Duva, devotes a significant portion of his time to work for Cheniere and its affiliates.

Cheniere compensates our general partner’s employees for the performance of their duties as employees of Cheniere, which includes managing our partnership. Cheniere does not allocate this compensation between services for us and services for Cheniere and its affiliates. Officers and employees, if any, of the general partner may participate in employee benefit plans and arrangements sponsored by Cheniere and its affiliates, including plans that may be established by Cheniere and its affiliates in the future. The board of directors of our general partner does not review any of the compensation decisions made by Cheniere with regard to compensation of our general partner’s executive officers.

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

Victor Duva

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors would perform the functions of the compensation committee in the event such committee is needed.

None of the directors of our general partner or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2008.

Director Compensation

Our general partner has paid no compensation to its directors that are Cheniere employees since inception and has no plans to do so in the future. Mr. Duva is compensated $2,300 per year for his services as an independent director as described below.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charif Souki (1)	—	—	—	—	—	—	—
Victor Duva	$2,300	—	—	—	—	—	$2,300

(1)	Charif Souki is an executive officer of our general partner and is also an executive officer of Cheniere. Cheniere compensates Mr. Souki for the performance of his duties as an executive officer of Cheniere, which includes managing our partnership. He does not receive additional compensation for services as director of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 15, 2009:

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

Name of Beneficial Owner	Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Sabine Pass LNG-LP, LLC (1)	100	100%
Sabine Pass LNG-GP, Inc. (1)(2)	—	—
Charif Souki	—	—
R. Keith Teague	—	—
Don A. Turkleson	—	—
Victor Duva	—	—
Stanley C. Horton (3)	—	—
All executive officers and directors as a group (4 persons)	—	—

(1)	All of our general partner and limited partner units are pledged as collateral to The Bank of New York as trustee under the Senior Notes as described in Note 11 of the Notes to Financial Statements in Item 8.
(2)	Sabine Pass LNG-GP, Inc. is our sole general partner. It holds all of our general partner interest and controls us. It has no economic interest in us. It has sole voting and investment power with respect to its general partner interest in us.
(3)	Mr. Horton served as a director and Chief Executive Officer of our general partner until April 2008.

Securities Authorized for issuance Under Equity Compensation Plans

No equity compensation plans have been adopted by the general partner for our directors or officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are significantly dependent on Cheniere and its affiliates and our general partner and have numerous contractual and commercial relationships and conflicts of interests with them. The following related party transactions are in addition to those related party transactions described in Note 13—“Related Party Transactions” of our Notes to Financial Statements in Item 8. Except as described below, such related party transactions were approved by the board of directors of our general partner:

ISDA Master Agreement

In September 2007, we entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with Cheniere Marketing that provides us the ability to hedge our future price risk from time to time. The ISDA Master Agreement was entered into in the event we choose to hedge some of our LNG purchases or gas sales and elect to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during 2008 and 2007.

Operational Balancing Agreement

In December 2007, we entered into an Operational Balancing Agreement with Cheniere Creole Trail Pipeline, L.P. that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement became effective following the achievement of commercial operability of our LNG receiving terminal in September 2008. Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $53,862 and zero to us related to operational imbalances under this agreement during 2008 and 2007, respectively.

The following agreement was not approved by the board of directors of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement (CEA Tax Agreements)

In July 2007, we entered into CEA’s and a related agreement with Cheniere Marketing as more fully described in Note 14—“Commitments and Contingencies” of the Notes to Financial Statements in Item 8. No amounts were paid to Cheniere Marketing under this agreement during 2008.

Director Independence

As long as any of the Senior Notes (as described in Note 11—“Long-Term Debt” of the Notes to Financial Statements in Item 8) remain outstanding, our general partner must have at least one director who is not, and for at least five years preceding such appointment has not been, a stockholder, director, manager, officer, trustee, employee, partner, member, attorney, counsel, creditor, customer or supplier of us, our general partner or any of our respective affiliates and who does not and has not had specified financial relationships with us, our general partner or any of our respective affiliates. We refer to this person as an independent director, and any such person may not control, be under common control with or be a member of the immediate family of any person excluded from serving as an independent director. Mr. Duva has been elected as this independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ended December 31, 2008 and 2007. The following table sets forth the fees to the Company by the independent accountants, Ernst & Young LLP, for professional services rendered for 2008 and 2007:

	Ernst & Young LLP
	Fiscal 2008	Fiscal 2007
Audit Fees	$550,001	$257,800
Audit-Related Fees	77,661	—

Total	$627,662	$257,800

Audit Fees—Audit fees for 2008 and 2007 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2008 were for services rendered in connection with the offering of securities in a private placement.

There were no tax or other fees in 2008 or 2007.

Auditor Engagement Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during 2008 and 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Sabine Pass LNG, L.P.:

(2)	Financial Statement Schedules:

All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits

Exhibit No.	Description
2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.1*	Certificate of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

3.2*	Fifth Amended and Restated Agreement of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.1*	Form of general partner interest certificate. (Incorporated by reference to Exhibit 4.5 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.2*	Form of limited partner interest certificate. (Incorporated by reference to Exhibit 4.6 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.3*	Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.4*	Form of 7.25% Senior Secured Note due 2013. (Included as Exhibit A1 to Exhibit 4.3 above)

4.5*	Form of 7.50% Senior Secured Note due 2016. (Included as Exhibit A1 to Exhibit 4.3 above)

4.6*	Form of 7 1/2% Senior Secured Note due 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

Exhibit No.	Description
10.1*	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.4*	Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.5*	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6*	Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.7*	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8*	Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9*	Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.10*	Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.11*	Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.12*	LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.13*	Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc.. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.14*	Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 20, 2004)

Exhibit No.	Description
10.15*	Change Orders 1 through 27 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.15 to Cheniere Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-16383), filed on March 13, 2006)

10.16*	Change Orders 28, 29 and 31 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 5, 2006)

10.17*	Change Orders 30, 32 and 33 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.18*	Change Orders 34, 35, 36, 37 and 38 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2006)

10.19*	Change Order 39 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on December 21, 2006).

10.20*	Change Order 40 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.31 of Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

10.21*	Change Order 41 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 11, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007).

10.22*	Change Order 42 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated January 18, 2007, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.19 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.23*	Change Order 43 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.34 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on April 3, 2007)

10.24*	Change Orders 44 and 45 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.25*	Change Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007)

Exhibit No.	Description
10.26*	Change Order 50 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.27*	Change Orders 51 and 52 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.26 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2008)

10.28*	Change Orders No. 53 through 56 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.10 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 9, 2008)

10.29*	Change Orders 57 and 58 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.30*	Change Order 59 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.30 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2009)

10.31*	Amendment to Agreement, dated September 3, 2008, for modification for transfer of risk of loss and modification of certain other obligations between Owner and Contractor under the Lump Sum Turnkey Agreement for Engineering, Procurement and Construction of the Sabine Pass LNG Receiving, Storage and Regasification Terminal by and between Sabine Pass LNG, L.P. and Bechtel Corporation, dated December 18, 2004. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.32*	Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.33*	Change Order 1 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.34*	Change Orders 2 and 3 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.38 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

10.35*	Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007)

Exhibit No.	Description
10.36*	Change Orders 5, 6, 7 and 8 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.35 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2008)

10.37*	Change Order 10 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.38*	Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.39*	Change Order 1, 2 and 3 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.37 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on June 11, 2007)

10.40*	Change Order 4 to Engineer, Procure and Construct (EPC) LNG Tank Contract, dated July 21, 2006, between Sabine Pass LNG, L.P., Zachry Construction Corporation and Diamond LNG LLC. (Incorporated by reference to Exhibit 10.41 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 26, 2009)

10.41*	Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.9 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 4, 2006)

10.42*	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 8, 2007)

10.43*	Change Order 6 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.44*	Change Order 7 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.42 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2008)

10.45*	Change Order 8 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 9, 2008)

10.46*	Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.	Description
10.47*	Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.48*	Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.49*	Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.50*	Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.51*	Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.52*	Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.53*	Purchase Agreement, dated September 10, 2008, by and among Sabine Pass LNG, L.P. and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.54*	Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.55*	Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to Cheniere Energy Partners, L.P.’s Annual Report on Form 10-K (SEC File No. 001-33363), filed on February 27, 2009)

10.56*	Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.57*	Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

Exhibit No.	Description
10.58*	Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.59*	Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.60*	Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.61*	Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.62*	Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

21.1	Subsidiaries of Sabine Pass LNG, L.P. (none)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, Inc.,
Its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI Charif Souki	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ R. KEITH TEAGUE R. Keith Teague	President (Principal Operating Officer)	February 26, 2009

/s/ DON A. TURKLESON Don A. Turkleson	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ JERRY D. SMITH Jerry D. Smith	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2009

/s/ VICTOR DUVA Victor Duva	Director	February 26, 2009