Form 10-K/A
period 2008-12-31
Sabine Pass LNG, L.P.
filed 2009-08-07
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: not applicable

Documents incorporated by reference: None

EXPLANATORY NOTE

Sabine Pass LNG, L.P. is filing this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on February 27, 2009 (the “Annual Report”), to revise the disclosure required by Item 9A(T) of Form 10-K.  In our Annual Report, we inadvertently failed to include our management’s report on internal control over financial reporting as of December 31, 2008, even though management had made an assessment on internal control over financial reporting as of that date. This Amendment includes this report by management.  In addition, based solely on the inadvertent omission of management’s report on internal control over financial reporting, we must now conclude that our disclosure controls and procedures were ineffective as of December 31, 2008.

This Amendment should be read in conjunction with the Annual Report, which continues to speak as of the date of the Annual Report.  Other than as set forth above, this Amendment does not modify or update disclosures in the Annual Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update any related or other disclosures.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the time our Annual Report was filed with the SEC, our general partner's principal executive officer and principal financial officer believed that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2008 were effective based on their evaluation.  Subsequent to the filing of our Annual Report, we became aware that we inadvertently failed to include our management’s report on internal control over financial reporting as of December 31, 2008.  We have included the omitted report in this Amendment.  Solely as a result of this omission, our general partner's principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2008 were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on management’s assessment, our management has concluded that our internal control over financial reporting as of December 31, 2008 was effective, based on criteria in Internal Control—Integrated Framework issued by the COSO.

During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(3)	Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

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

Date: August 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer and Director	August 6, 2009
Charif Souki	(Principal Executive Officer)

/s/ R. KEITH TEAGUE	President	August 6, 2009
R. Keith Teague	(Principal Operating Officer)

/s/ Meg A. Gentle	Chief Financial Officer	August 6, 2009
Meg A. Gentle	(Principal Financial Officer)

/s/ JERRY D. SMITH	Chief Accounting Officer	August 6, 2009
Jerry D. Smith	(Principal Accounting Officer)

/s/ VICTOR DUVA	Director	August 6, 2009
Victor Duva