Form 10-Q
period 2009-09-30
Sabine Pass LNG, L.P.
filed 2009-11-06
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

SABINE PASS LNG, L.P.
INDEX TO FORM 10-Q
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SABINE PASS LNG, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,402	$194,827
Restricted cash and cash equivalents	54,929	41,158
Accounts and interest receivable	4,020	361
Accounts receivable—affiliate	360	419
Advances to affiliate	6,656	2,198
Advances to affiliate—LNG inventory	3,490	—
Prepaid expenses and other	3,953	5,407
TOTAL CURRENT ASSETS	194,810	244,370
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	126,056
PROPERTY, PLANT AND EQUIPMENT, NET	1,605,079	1,517,507
DEBT ISSUANCE COSTS, NET	27,907	30,748
ADVANCES UNDER LONG-TERM CONTRACTS	728	10,705
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	—	9,923
OTHER	7,666	5,036
TOTAL ASSETS	$1,918,584	$1,944,345

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$19	$117
Accounts payable—affiliate	640	514
Accrued liabilities	74,375	40,769
Accrued liabilities—affiliate	1,902	184
Deferred revenue	26,196	2,500
Deferred revenue—affiliate	63,215	62,742
Derivative liabilities	409	—
TOTAL CURRENT LIABILITIES	166,756	106,826

LONG-TERM DEBT, NET OF DISCOUNT	2,109,493	2,107,673
LONG-TERM DEBT, NET OF DISCOUNT—RELATED PARTY	72,362	70,661
DEFERRED REVENUE	34,500	37,500
DEFERRED REVENUE—AFFILIATE	7,360	4,971
OTHER NON-CURRENT LIABILITIES	331	340
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT	(472,218)	(383,626)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,918,584	$1,944,345

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Revenues	$65,035	$—	$97,112	$—
Revenues—affiliate	63,498	—	189,665	—
TOTAL REVENUES	128,533	—	286,777	—
EXPENSES
Operating and maintenance expense	4,752	3,256	14,445	3,434
Operating and maintenance expense—affiliate	2,810	447	8,393	447
Depreciation expense	8,905	1,874	22,711	1,911
Development expense	—	364	—	1,140
Development expense—affiliate	—	—	—	1,380
General and administrative expense	415	364	858	1,288
General and administrative expense—affiliate	2,294	3,086	7,064	6,009
TOTAL EXPENSES	19,176	9,391	53,471	15,609

INCOME (LOSS) FROM OPERATIONS	109,357	(9,391)	233,306	(15,609)
OTHER INCOME (EXPENSE)
Interest income	62	1,695	486	10,304
Interest expense, net	(38,089)	(17,704)	(104,370)	(47,557)
Derivative gain, net	1,158	14,692	4,482	2,325
Other	—	5	12	35
TOTAL OTHER EXPENSE	(36,869)	(1,312)	(99,390)	(34,893)

NET INCOME (LOSS)	$72,488	$(10,703)	$133,916	$(50,502)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, Inc.	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit

Balance at December 31, 2008	$—	$(383,626)	$—	$(383,626)
Distribution to owner	—	(222,508)	—	(222,508)
Net income	—	133,916	—	133,916
Balance at September 30, 2009	$—	$(472,218)	$—	$(472,218)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$133,916	$(50,502)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,711	1,911
Non-cash derivative gain (loss)	1,639	(3,751)
Amortization of debt issuance costs	2,863	2,890
Amortization of debt discount	3,521	196
Interest income on restricted cash and cash equivalents	—	(12,330)
Use of (investment in) restricted cash and cash equivalents	(41,197)	36,018
Changes in operating assets and liabilities:
Accounts and interest receivable	141	2,467
Accounts receivable—affiliate	59	(6,118)
Accounts payable and accrued liabilities	33,239	26,366
Accounts payable and accrued liabilities—affiliate	1,844	8,536
Advances to affiliate	(4,458)	(2,544)
Deferred revenue	21,170	17,388
Prepaid and other	227	(5,527)
NET CASH PROVIDED BY OPERATING ACTIVITIES	175,675	15,000
CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	71,088	466,101
LNG terminal construction-in-process, net	(97,253)	(333,848)
Advances under long-term contracts	(404)	(7,077)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(16,595)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,569)	108,581
CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to owner	(222,508)	—
Proceeds from issuance of senior notes	—	144,965
Debt issuance costs	(23)	(4,586)
Use of restricted cash and cash equivalents	—	(99,543)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(222,531)	40,836

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,425)	164,417
CASH AND CASH EQUIVALENTS—beginning of period	194,827	—
CASH AND CASH EQUIVALENTS—end of period	$121,402	$164,417

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

Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2009.

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

We have evaluated subsequent events through November 5, 2009.

For further information, refer to the financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2—Advances to Affiliate—LNG Held for Commissioning

Liquified natural gas (“LNG”) purchased on our behalf by Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere, for commissioning of the LNG storage tanks and other LNG regasification equipment has been funded by us and is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning (See Note 8 —“Related Party Transactions”); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regasified LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

As of September 30, 2009, commissioning activities and construction of our LNG receiving terminal were substantially complete; therefore we no longer needed the remaining LNG for commissioning. We had 1,115,000 MMBtu of Advances to Affiliate—LNG Held for Commissioning remaining at September 30, 2009, which was reclassified to current assets as $3.5 million of Advances to affiliate—LNG inventory, representing the market value of the LNG inventory that we retained for operational needs.

At December 31, 2008, we had $9.9 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 6—“Long-term Debt”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $987 million to pay construction costs for our LNG receiving terminal. The cash account is controlled by a collateral trustee, and therefore, was shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, $27.4 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $43.7 million related to remaining construction costs were classified as a non-current asset on our Consolidated Balance Sheets.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-term Debt”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of September 30, 2009 and December 31, 2008, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2009 and December 31, 2008, we classified $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-process expenditures, LNG site and related costs and fixed assets, as follows (in thousands):

	September 30, 2009	December 31, 2008

LNG TERMINAL COSTS
LNG receiving terminal	$1,596,236	$919,776
LNG terminal construction-in-process	38,066	604,398
LNG site and related costs, net	178	183
Accumulated depreciation	(30,084)	(7,752)
Total LNG terminal costs, net	1,604,396	1,516,605

FIXED ASSETS
Computer and office equipment	259	200
Vehicles	421	421
Machinery and equipment	751	751
Other	359	254
Accumulated depreciation	(1,107)	(724)
Total fixed assets, net	683	902

PROPERTY, PLANT AND EQUIPMENT, NET	$1,605,079	$1,517,507

Costs associated with the construction of our LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the nine-month periods ended September 30, 2009 and 2008, we capitalized $25.6 million and $69.4 million of interest expense related to the construction of our LNG receiving terminal, respectively.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2009. Our LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

Asset Retirement Costs

We recognize asset retirement obligations (“AROs”) for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our recognition of asset retirement obligations is described below:

Sabine Pass LNG Receiving Terminal

Based on the real property lease agreement at our LNG receiving terminal, at the expiration of the term of the lease we are required to surrender our LNG receiving terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreement at our LNG receiving terminal has a term of up to 90 years including renewal options. Due to the language in the real property lease agreement, we have determined that the cost to surrender our LNG receiving terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG receiving terminal.

SABINE PASS LNG, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 5—Accrued Liabilities

As of September 30, 2009 and December 31, 2008, accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Interest and related debt fees	$55,349	$14,152
LNG terminal construction costs	19,026	26,617
Affiliate	1,902	184
Accrued liabilities	$76,277	$40,953

NOTE 6—Long-term Debt

As of September 30, 2009 and December 31, 2008, our long-term debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Senior Notes, net of discount	$2,109,493	$2,107,673
Senior Notes, net of discount—related party	72,362	70,661
Total long-term debt, net of discount	$2,181,855	$2,178,334

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and nine-month periods ended September 30, 2009, we made distributions of $73.2 million and $222.5 million, respectively, to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 7—Financial Instruments

On our behalf, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets, as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

SABINE PASS LNG, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Effective January 1, 2008, we adopted accounting standards that establish a framework for measuring fair value, expanded disclosures about fair value measurements and permitted entities to choose to measure many financial instruments and certain other items at fair value.  We elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at September 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Derivatives liability	$409	$—	$—	$409

Derivatives liability reflect positions held by Cheniere Marketing on our behalf related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below. The carrying amounts reported on our Consolidated Balance Sheets for restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):

	September 30,		December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

2013 Notes (1)	$550,000	$492,250	$550,000	$412,500
2016 Notes, net of discount (1)	1,631,855	1,387,077	1,628,334	1,204,967

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2009 and December 31, 2008, as applicable.

NOTE 8—Related Party Transactions

As of September 30, 2009 and December 31, 2008, we had $6.7 million and $2.2 million, respectively, of advances to affiliates. In addition, we have entered into the following related party transactions:

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

SABINE PASS LNG, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

LNG purchased on our behalf by Cheniere Marketing that has been funded by us is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning. LNG that is lost, used as fuel or sold results in the reduction of Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets at historical cost. During the second quarter of 2008 and the first quarter of 2009, we advanced Cheniere Marketing funds to purchase LNG. As of September 30, 2009, commissioning activities and construction of our LNG receiving terminal were substantially complete; therefore we no longer needed the remaining LNG for commissioning. We had 1,115,000 MMBtu of Advances to Affiliate—LNG Held for Commissioning remaining at September 30, 2009, which was reclassified to current assets as $3.5 million of Advances to affiliate—LNG inventory, representing the market value of the LNG inventory that we retained for operational needs.

At December 31, 2008, we had $9.9 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

During the nine-month periods ended September 30, 2009 and 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.3 million and $0.6 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

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

During the three-month periods ended September 30, 2009 and 2008, we paid an aggregate of $2.0 million and $1.3 million, respectively, under the foregoing service agreements from cash and restricted cash and cash equivalents. During the nine-month periods ended September 30, 2009 and 2008, we paid an aggregate of $6.1 million and $3.9 million, respectively, under the foregoing service agreements from cash and restricted cash and cash equivalents.

SABINE PASS LNG, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2009 and December 31, 2008, we had $7.4 million and $5.0 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the nine-month periods ended September 30, 2009 and 2008, we did not sell or purchase any natural gas under our purchase and sale agreements with Cheniere Marketing.

Contract for Commissioning Activities

We have entered into a number of related party agreements for commissioning activities with Cheniere Marketing. During the three-month periods ended September 30, 2009 and 2008, we paid an aggregate of zero and $1.8 million, respectively, under these commissioning activities agreements with Cheniere Marketing. During the nine-month periods ended September 30, 2009 and 2008, we paid an aggregate of zero and $32.8 million, respectively, under these commissioning activities agreements with Cheniere Marketing.

NOTE 9—Lease

As described in Note 1—“Basis of Presentation,” in the second quarter of 2009 we acquired a lease for the use of tug boats and marine services at our LNG receiving terminal as a result of our purchase of Tug Services.  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

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

	Nine Months Ended September 30,
	2009	2008

Cash paid for interest, net of amounts capitalized	$56,767	$6,104
Construction-in-process and debt issuance additions funded with accrued liabilities	7,916	43,406

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements relating to the operation of the Sabine Pass liquefied natural gas (“LNG”) receiving terminal, including statements concerning the costs related thereto and certain characteristics, including amounts of regasification and storage capacity;

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

Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., a wholly-owned subsidiary of Cheniere, under its TUA. In December 2008, Cheniere Marketing began paying us its monthly capacity reservation fee payment on a quarterly basis.  We also began receiving capacity reservation fee payments from Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively, when Total and Chevron made their first monthly capacity reservation fee payments of $10.3 million.

Overview of Significant 2009 Events

In the first nine months of 2009, we maintained commercial operability of our LNG receiving terminal and continued to execute our strategy to complete construction of our LNG receiving terminal and to generate steady and reliable revenues under our long-term TUAs. The major events of the first nine months of 2009 include the following:

•	receipt of capacity reservation fee payments from Cheniere Marketing, Total and Chevron;

•	purchase, transportation and successful unloading of an additional LNG commissioning cargo for our LNG receiving terminal; and

•
substantially completed construction and achieved full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity.

Liquidity and Capital Resources

Available Cash

As of September 30, 2009, we had $121.4 million in cash and cash equivalents and $137.3 million in restricted cash and cash equivalents which is restricted to pay interest on the Senior Notes.

The foregoing funds are anticipated to be sufficient to fund the remaining accrued liabilities related to construction, operating expenditures and interest requirements. Regardless whether we receive revenues from Cheniere Marketing (or Cheniere, as guarantor), we expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to meet our future operating expenditures and our interest payment requirements until maturity of the 2013 Notes.

Construction

Construction at our LNG receiving terminal was substantially completed in the third quarter of 2009. Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of our LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity) was approximately $1,559 million, excluding financing costs. As of September 30, 2009, we had substantially completed construction and attained full operability of our LNG receiving terminal, and such was accomplished within our budget.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG receiving terminal has been fully reserved under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing.  Each of the three customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments will be made by our third-party customers as follows:

•
Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced on April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced on July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its respective TUA.

Sources and Uses of Cash

The following table (in thousands) and the explanatory paragraphs following the table summarize the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document.

	Nine Months Ended September 30,
	2009	2008
SOURCES OF CASH AND CASH EQUIVALENTS
Operating cash flow	$175,675	$15,000
Use of restricted cash and cash equivalents	71,088	466,101
Borrowings from debt	—	144,965
Total sources of cash and cash equivalents	246,763	626,066

USES OF CASH AND CASH EQUIVALENTS
Distribution to owners	(222,508)	—
LNG terminal construction-in-process, net	(97,253)	(333,848)
Debt issuance costs	(23)	(4,586)
Advances under long-term contracts	(404)	(7,077)
Investment in restricted cash and cash equivalents	—	(99,543)
Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process	—	(16,595)
Total uses of cash and cash equivalents	(320,188)	(461,649)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,425)	164,417
CASH AND CASH EQUIVALENTS—beginning of period	194,827	—
CASH AND CASH EQUIVALENTS—end of period	$121,402	$164,417

Operating cash flow

Cash and cash equivalents from operations increased $160.7 million for the nine months ended September 30, 2009 compared to the same period in 2008. The increase in operating cash flow resulted from obtaining TUA reservation fee payments from Cheniere Marketing, Total and Chevron in the nine-month period ended September 30, 2009.

Use of restricted cash and cash equivalents

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), a portion of the proceeds from the Senior Notes was required to be used for scheduled interest payments and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds are not presented as cash and cash equivalents. Therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. In the nine months ended September 30, 2009 and 2008, the $71.1 million and $466.1 million, respectively, of restricted cash and cash equivalents were used primarily to pay for scheduled interest payments and construction activities at our LNG receiving terminal.

Distribution to owners

During the nine months ended September 30, 2009, we made a distribution of $222.5 million to our owners after satisfying conditions in the Sabine Pass Indenture governing our Senior Notes, discussed below.

 LNG terminal construction-in-process, net

Capital expenditures for our LNG receiving terminal were $97.3 million and $333.8 million in the nine months ended September 30, 2009 and 2008, respectively. Our capital expenditures decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in September 2008.

Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process

During the nine-month periods ended September 30, 2009 and 2008, we made zero and $16.6 million, respectively, in advances to Cheniere Marketing, net of transfers to LNG terminal construction-in-process. As of September 30, 2009, we reclassified all LNG utilized in the commissioning process to construction-in-process and the remaining LNG to Advances to affiliate—LNG inventory, as commissioning activities and construction of our LNG receiving terminal were substantially complete. As of September 30, 2008, we acquired several LNG commissioning cargoes for our LNG receiving terminal and successfully unloaded the LNG into our LNG receiving terminal under an LNG lease agreement with Cheniere Marketing.

Advances under long-term contracts

Advances under long-term contracts decreased in the nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of the achievement of substantial completion of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal in September 2008.

Debt Agreements

Senior Notes

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes.  Interest payments of approximately $82.4 million are due on May 30 and November 30 of each year on the $2,215.5 million of Senior Notes, consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semiannual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and nine months ended September 30, 2009, we made distributions of $73.2 million and $222.5 million, respectively, to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

During the three-month periods ended September 30, 2009 and 2008, we paid an aggregate of $2.0 million and $1.3 million, respectively, under the foregoing service agreements from cash and restricted cash and cash equivalents. During the nine-month periods ended September 30, 2009 and 2008, we paid an aggregate of $6.1 million and $3.9 million, respectively, under the foregoing service agreements from cash and restricted cash and cash equivalents.

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

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Overall Operations

Net income increased $83.2 million from a net loss of $10.7 million in the three months ended September 30, 2008 compared to net income of $72.5 million for the three months ended September 30, 2009. The increase in net income was the result of commencement of revenues under the Cheniere Marketing TUA in October 1, 2008, the Total TUA on April 1, 2009 and the Chevron TUA on July 1, 2009.  The increase in revenues was offset by an increase in operating and maintenance expense from third parties and affiliates and an increase in deprecation related to the commencement of operations after achieving commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity in the third quarter of 2008.

Operating and maintenance expense (including affiliate expense)

Operating and maintenance expense increased $3.9 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase relates to the commencement of operations as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $7.0 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase was primarily related to beginning deprecation on the costs associated with our LNG receiving terminal from the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity that was placed into service in the third quarter of 2008 and the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity that was placed into service in the third quarter of 2009.

Interest Income

Interest income decreased $1.6 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease was a result of less unrestricted and restricted cash and cash equivalents invested and lower interest rates during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $20.4 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase in interest expense primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal into service in September 2008.

Derivative gain, net

Derivative gain, net decreased $13.5 million in the three months ended September 30, 2009 from a gain of $14.7 million in the three months ended September 30, 2008 compared to a gain of $1.2 million in the three months ended September 30, 2009. This decrease in derivative gain, net primarily a resulted from settling our derivative positions as we used our LNG for commissioning.  We use derivative instruments from time to time to reduce cash flow risk related to the sale of natural gas resulting from the commissioning process and operations.  As the price of natural gas decreases, these derivative instruments generally will increase in value.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Overall Operations

Net income increased $184.4 million from a net loss of $50.5 million in the nine months ended September 30, 2008 compared to net income of $133.9 million for the nine months ended September 30, 2009. The increase in net income was the result of commencement of revenues under the Cheniere Marketing TUA October 1, 2008, the Total TUA on April 1, 2009 and the Chevron TUA on July 1, 2009. The increase in revenues was offset by increases in operating and maintenance expense from third parties and affiliates, deprecation and general and administrative expenses (“G&A”) as a result of the commencement of operations after achieving commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal in the third quarter of 2008.

Operating and maintenance expense (including affiliate expense)

Operating and maintenance expense increased $19.0 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase relates to the commencement of operations as a result of the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal in the third quarter of 2008.

Depreciation expense

Depreciation expense increased $20.8 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was primarily related to beginning deprecation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal that was placed into service in the third quarter of 2008.

Interest Income

Interest income decreased $9.8 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease was a result of less unrestricted and restricted cash and cash equivalents invested and lower interest rates during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $56.8 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase in interest expense primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal into service in September 2008.

Derivative gain, net

Derivative gain, net increased $2.2 million in the nine months ended September 30, 2009 from a gain of $2.3 million in the nine months ended September 30, 2008 compared to a gain of $4.5 million in the nine months ended September 30, 2009. This increase in derivative gain, net is primarily a result of the decrease in natural gas commodity prices.  We use derivative instruments from time to time to reduce cash flow risk related to the sale of natural gas resulting from the commissioning process and operations.  As the price of natural gas decreases, these derivative instruments generally will increase in value.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our financial position or results of operations.

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

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Beginning in 2006, site rental costs have been expensed.

We capitalize interest and other related debt costs during the construction period of our LNG receiving terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity fees payable under its TUA.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, U.S. GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

New Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the Financial Accountings Standard Board (“FASB”) issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flow.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flow.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date set forth in the financial statements being presented. The Company started adhering to these requirements in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As of July 1, 2009, the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted this statement for the period ended September 30, 2009. The Codification does not change or alter existing GAAP and it does not have an impact on our financial position, results of operations or cash flow.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our balance sheet.

Marketing and Trading Commodity Price Risk

On our behalf, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps accounted for as derivatives. The NYMEX natural gas swaps were entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that are expected to be sold as part of the testing phase of the commissioning process. As of September 30, 2009, Cheniere Marketing, on our behalf, had entered into a total of 979,458 MMBtu of NYMEX natural gas swaps through October 31, 2009 for which we will receive fixed prices of $4.300 to $5.983 per MMBtu. At September 30, 2009, the value of the derivatives was a liability of $0.4 million.

Item 4.   Disclosure Controls and Procedures

Based on their evaluation as of the end of the quarter ended  September 30, 2009, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of September 30, 2009, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1
Change Order 61 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2009)

10.2
Change Order 62 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2009)

10.3
Change Orders 13, 14, 15 and 16 to Engineer, Procure and Construct (EPC) LNG Unit Rates Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), for the quarter ended September 30, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 5, 2009