Form 10-K
period 2009-12-31
Sabine Pass LNG, L.P.
filed 2010-02-26
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2009
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

Registrant’s telephone number, including area code: (713) 375-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates: not applicable

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

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG receiving terminal. Our LNG receiving terminal has been constructed with an aggregate designed regasification capacity of approximately 4.0 Bcf/d and five LNG storage tanks with an aggregate designed LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built.

In the second quarter of 2009, we purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere.  As a result, we acquired a lease for the use of tug boats and marine services at our LNG receiving terminal.  In connection with the acquisition, Tug Services entered into agreements with our three TUA customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal.

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

Our Business Strategy

Our primary business objective is to generate stable cash flows by:

•	operating our LNG receiving terminal safely, efficiently and reliably; and

•	maintain the effectiveness of our long-term TUAs to generate steady and reliable revenues and operating cash flows.

Our Business

We have constructed and are now operating our LNG receiving terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, Cheniere formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG receiving terminal. We have long-term leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana for the project site. Our LNG receiving terminal was designed, and permitted by the Federal Energy Regulatory Commission (“FERC”), with a regasification capacity of approximately 4.0 Bcf/d (with peak capacity of 4.3 Bcf/d) and aggregate LNG storage capacity of 16.9 Bcf. Construction at our LNG receiving terminal was substantially completed in the third quarter of 2009. As of December 31, 2009, we had completed construction and attained full operability of our LNG receiving terminal, and such was accomplished within our budget.

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

•
Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced on April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced on July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing began making its TUA capacity reservation fee payments in the fourth quarter of 2008. Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009 through at least September 30, 2028. Cheniere Marketing has a limited operating history, limited capital and no credit rating.  Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating.

Under each of these TUAs, we are also entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporization and self-generated power at our LNG receiving terminal.

Each of Total and Chevron has paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its TUA.

Competition

We currently do not experience competition for our LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that is available at our LNG receiving terminal has been fully reserved under three 20-year TUAs, under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when we have to replace any TUAs, we will compete with North American LNG receiving terminals and their customers. In addition, to the extent we are required to obtain LNG for cool down of our LNG receiving terminal, we must compete in the world LNG market to purchase and transport cargoes of LNG. We may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation

Our LNG receiving terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases the cost of operating our LNG receiving terminals, and failure to comply with such laws could result in substantial penalties.  We have been in substantial compliance with all regulations discussed herein.

FERC

In order to site and construct our LNG receiving terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). In addition, orders from the FERC authorizing construction of an LNG receiving terminal are typically subject to specified conditions that must be satisfied throughout operation of our LNG receiving terminal. Throughout the life of our LNG receiving terminal, we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG receiving terminal. The EPAct amended the NGA to prohibit market manipulation.  The EPAct increased civil and criminal penalties for any violations of the NGA, the National Gas Policy Act of 1978 (“NGPA”) and any rules, regulations or orders of the FERC up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the operation of our LNG receiving terminal is also subject to additional federal permits, approvals and consultations required by other federal agencies, including: Advisory Counsel on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security.

Our LNG receiving terminal is subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, our LNG receiving terminal is subject to local and state laws, rules, and regulations.

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

Clean Air Act (CAA)

Our LNG receiving terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that operations of our LNG receiving terminal will be materially adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. Mandatory reporting requirements were promulgated by the EPA and finalized on October 30, 2009.  This rule requires mandatory reporting for greenhouse gases from stationary fuel combustion sources.  An additional section would have required reporting for all fugitive emissions throughout our LNG receiving terminal and would have impacted our reporting requirements; however, this section was deferred in the final rule. In addition, Congress has considered proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Endangered Species Act

Our LNG receiving terminal operations may also be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

Employees and Labor Relations

We have no employees. Cheniere employs all persons necessary for the operation and maintenance of our LNG receiving terminal and the conduct of our business. Generally, we reimburse Cheniere for the services of their employees. As of February 17, 2010, Cheniere had 196 full-time employees. See Note 11—“Related Party Transactions” in our Notes to Consolidated Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

Available Information

Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

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

As of December 31, 2009, we had $2.2 billion of indebtedness outstanding, consisting primarily of our $550.0 million of 7¼% Senior Secured Notes due 2013 (“2013 Notes”) and $1,633.0 million, net of discount, of 7½% Senior Secured Notes due 2016 (“2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). We will have to refinance, extend or otherwise satisfy all or a portion of our indebtedness. We may not be able to refinance, extend or otherwise satisfy our indebtedness as needed, on commercially reasonable terms or at all.

Our substantial indebtedness could adversely affect our ability to operate our business and prevent us from satisfying or refinancing our debt obligations.

Our substantial indebtedness could have important adverse consequences, including:

•	limiting our ability to attract customers;

•	limiting our ability to compete with other companies that are not as highly leveraged;

•
limiting our flexibility in and ability to plan for or react to changing market conditions in our industry and to economic downturns, and making us more vulnerable than our less leveraged competitors to an industry or economic downturn;

•
limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt, including indebtedness that we may incur in the future;

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

If we are unsuccessful in operating our business due to our substantial indebtedness or other factors, we may be unable to repay, refinance, or extend our indebtedness on commercially reasonable terms or at all.

To service our indebtedness, we will require significant amounts of cash.

We will require significant cash flow from operations in order to make annual interest payments of approximately $164.8 million on the Senior Notes. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

Our ability to generate needed amounts of cash is substantially dependent upon our TUAs with three customers, and we will be materially and adversely affected if any customer fails to perform its TUA obligations for any reason.

We are dependent, for substantially all of our operating revenues and cash flows, on TUAs with Chevron and Total, each of which has agreed to pay us approximately $125 million annually, and with Cheniere Marketing, which is required to pay us approximately $250 million annually. We are dependent on each customer’s continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers’ obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, results of operations, financial condition and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Cheniere Marketing continues to develop its business, has limited capital and lacks a credit rating. In addition, Cheniere, which has guaranteed Cheniere Marketing’s TUA obligations, has a non-investment grade corporate rating of CCC+ from Standard and Poor’s. Accordingly, we believe that Cheniere Marketing and Cheniere have a higher risk of being financially unable to perform their obligations under the Cheniere Marketing TUA than either Chevron or Total have with respect to their TUAs. Although each of our TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at our LNG receiving terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk and the potential for that risk to adversely affect us are greater for Cheniere Marketing than for Total and Chevron. The principal risks attendant to Cheniere Marketing’s future ability to generate operating cash flow to support its TUA obligations include the following:

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

In pursuing each aspect of its planned business, Cheniere Marketing will encounter intense competition, including competition from major energy companies and other competitors with significantly greater resources. Cheniere Marketing will also compete with our other customers and may compete with Cheniere and its other subsidiaries that are developing or operating other LNG receiving terminals and related infrastructure, which may include vessels, pipelines and LNG storage. Cheniere Marketing’s regasification capacity at our LNG receiving terminal, in particular, will be marketed in competition with existing capacity and additional future capacity offered by other LNG receiving terminals that currently exist or that may be completed or expanded in the future by Cheniere affiliates or others.

Any or all of these factors, as well as other risk factors that we or Cheniere Marketing may not be able to anticipate, control or mitigate, could materially and adversely affect the business, results of operations, financial condition, prospects and liquidity of Cheniere Marketing, which in turn could have a material adverse effect upon us.

The indenture governing the Senior Notes contains restrictions that limit our flexibility in operating our business.

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

Each customer’s TUA for capacity at our LNG receiving terminal is subject to termination under certain circumstances.

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

Risks Relating to Our Business

Operation of our LNG receiving terminal involves significant risks.

Our LNG receiving terminal faces operational risks, including the following:

•	performing below expected levels of efficiency;

•	breakdown or failures of equipment or systems;

•	operational errors by vessel or tug operators or others;

•	operational errors by us or any contracted facility operator or others;

•	labor disputes; and

•	weather-related interruptions of operations.

To maintain the cryogenic readiness of our LNG receiving terminal, we may need to purchase and process LNG. The cost of such LNG may exceed our estimates, and we may not be able to acquire it at an affordable price, or at all. Furthermore, even if we are able to acquire LNG, we may not be able to resell the regasified LNG for a profit or at all.

LNG storage tanks and other equipment at our LNG receiving terminal must be maintained in a state of cryogenic readiness for conducting operations and to provide services under our TUAs. We may need to acquire LNG to maintain the cryogenic readiness of our LNG receiving terminal to provide services to our TUA customers. The actual cost to obtain such LNG could exceed our estimates, and the cost overrun could be significant.

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

Our failure to obtain LNG, LNG vessels or both, on economical terms, or our inability to finance the purchase of LNG for maintenance of cryogenic readiness to provide services under our TUAs, could provide our TUA customers with the opportunity to interrupt or terminate their payment under their respective TUAs. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be required to purchase natural gas to provide fuel at our LNG receiving terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Our three TUAs provide for an in-kind deduction of 2% of the LNG delivered to our LNG receiving terminal, which we use primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that we will have to purchase additional natural gas from third parties. We will bear the cost and risk of changing prices for any such fuel.

Hurricanes or other disasters could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at our LNG receiving terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, the terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, our receiving terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and we experienced damage at our LNG receiving terminal.  If there are changes in the global climate, storm frequency and intensity may increase; should it result in rising seas, our coastal operations would be impacted.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, our LNG receiving terminal or related infrastructure.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the operation of our LNG receiving terminal could impede operations and could have a material adverse effect on us.

The operation of our LNG receiving terminal is a highly regulated activity. The FERC’s approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate our LNG receiving terminal. Although we have obtained all of the necessary authorizations to operate our LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Failure to obtain and maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 15, 2010, Cheniere and its subsidiaries had 196 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of our LNG receiving terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG receiving terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner’s executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner’s ability to engage, and Cheniere’s ability to attract and retain, additional qualified personnel.

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

We are dependent on Cheniere and its affiliates to provide services to us.  If Cheniere or its affiliates are unable or unwilling to perform according to the negotiated terms and timetable of their respective agreement for any reason or terminates their agreement, we would be required to engage a substitute service provider.  This would likely result in a significant interference with operations and increased costs.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect us.

The operation of our LNG receiving terminal is subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our LNG receiving terminal or damage to persons and property. In addition, operations at our LNG receiving terminal and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA, and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the operation of our LNG receiving terminal and require us to maintain permits and provide governmental authorities with access to the facility for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. CERCLA and similar state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our LNG receiving terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

There are numerous regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the EPA. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere may have a material adverse effect on the ability of our customers, particularly Cheniere Marketing, (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as we consume retainage gas at our LNG receiving terminal, this carbon tax may also be imposed on us directly.

There have also been proposals for a mandatory cap and trade program to reduce greenhouse gas emissions. In June 2009, the U.S. House of Representatives passed a comprehensive climate change and energy bill, the American Clean Energy and Security Act, and the U.S. Senate is considering similar legislation that would, among other things, impose a nationwide cap on greenhouse gas emissions and require major sources to obtain “allowances” to meet that cap. In September 2009, the EPA promulgated a rule requiring certain emitters of greenhouse gases to monitor and report their greenhouse gas emissions to the EPA. In addition, in response to the 2007 U.S. Supreme Court ruling in Massachusetts v. EPA that the EPA has authority to regulate carbon dioxide emissions under the Clean Air Act, the EPA has issued and is considering several additional proposals, including one that would require best available control technology for greenhouse gas emissions whenever certain stationary sources are built or significantly modified. In addition, two U.S. federal appeals courts have reinstated lawsuits permitting individuals, state attorneys general and others to pursue claims against major utility, coal, oil and chemical companies on the basis that those companies have created a public nuisance due to their emissions of carbon dioxide. Climate change initiatives and other efforts to reduce greenhouse gas emissions like those described above or otherwise may require additional controls on the operation of our LNG receiving terminal and increased costs to implement and maintain such controls.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG receiving terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect our customers, particularly Cheniere Marketing, and could materially and adversely affect our business, results of operations, financial condition and prospects.

Operations at our LNG receiving terminal will be dependent upon the ability of our customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas, imported LNG has not historically been a major energy source. Our business plan is based, in part, on the belief that LNG can be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

Other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited pipeline access to natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. Current and futures prices for natural gas in markets that compete with North America have been higher than prices for natural gas in North America, which has adversely affected the volume of LNG imports into North America. If LNG deliveries to North America continue to be constrained due to stronger demand from these competing markets, the ability of our TUA customers to import LNG into North America on a profitable basis may be adversely affected.

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

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternative energy sources could impede our customers’ ability to import LNG into North America on a commercial basis. Any significant impediment to the ability to import LNG into the United States generally or to our LNG receiving terminal specifically could have a material adverse effect on our customers, particularly Cheniere Marketing, and on our business, results of operations, financial condition and prospects.

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

The utilization of our LNG receiving terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG importation capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG receiving terminal;

•	insufficient LNG liquefaction capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•	changes in regulatory, tax or other governmental policies regarding imported LNG, natural gas or alternative energy sources, which may reduce the demand for imported LNG and/or natural gas;

•	adverse relative demand for LNG in North America compared to other markets, which may decrease LNG imports into North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These factors could materially and adversely affect the ability of our customers, including Cheniere Marketing, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices, or at all.

We face competition from competitors with far greater resources.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG import infrastructure to serve the U.S. natural gas market. Some industry analysts have predicted substantial excess LNG receiving capacity in North America for at least several years based on terminals currently in operation or under construction. Our competitors in the U.S. include major energy corporations (e.g., BG Group plc, BP plc, Chevron Corporation, ConocoPhillips and Dow Chemical). In addition, other competitors have developed or reopened additional LNG receiving terminals in Europe, Asia and other markets, which also compete with our LNG receiving terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to LNG supply than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our TUA customers because of:

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate our LNG receiving terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of our construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of our LNG receiving terminal. Any increase in our operating costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

Substantially all of our anticipated revenue in 2010 will be dependent upon one asset, our LNG receiving terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at our LNG receiving terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist incident may result in temporary or permanent closure of existing LNG facilities, including our LNG receiving terminal, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at our LNG receiving terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, particularly Cheniere Marketing, including their ability to satisfy their obligations to us under their TUAs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Statement of Operations Data:
Revenues (including affiliates)	$416,790	$15,000	$—	$—	$—
Expenses (including affiliates)	76,579	30,391	11,615	10,265	4,711
Income (loss) from operations	340,211	(15,391)	(11,615)	(10,265)	(4,711)
Other income (expense) (1)	(141,402)	(63,547)	(39,731)	(50,495)	456
Net income (loss)	198,809	(78,938)	(51,346)	(60,760)	(4,255)

Cash Flow Data:
Cash flows provided by (used in) operating activities	244,722	78,302	—	(27,901)	6,327
Cash flows provided by (used in) investing activities	(26,431)	75,940	—	(1,544,408)	(246,337)
Cash flows provided by (used in) financing activities	(295,707)	40,585	—	1,572,309	218,188

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$117,411	$194,827	$—	$—	$—
Restricted cash and cash equivalents (current)	13,732	41,158	191,179	176,324	8,871
Non-current restricted cash and cash equivalents	82,394	126,056	442,019	982,613	—
Property, plant and equipment, net	1,588,557	1,517,507	1,127,289	651,676	270,740
Total assets	1,859,101	1,944,345	1,826,881	1,858,111	309,135
Long-term debt, net of discount	2,110,101	2,107,673	2,032,000	2,032,000	37,377
Long-term debt—related party, net of discount	72,928	70,661	—	—	—
Deferred revenue—long term	33,500	37,500	40,000	40,000	40,000
Deferred revenue—affiliate (long-term)	7,360	4,971	2,583	—	—

(1)
The year ended December 31, 2006 includes a $23.8 million loss related to the extinguishment of debt issuance costs and a $20.6 million derivative loss as a result of terminating interest rate swaps, both related to the termination of the Sabine Pass credit facility in November 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2009 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies

•	Recent Accounting Standards

Overview of Business

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

Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere, under its TUA. In December 2008, Cheniere Marketing began paying us its monthly capacity reservation fee payment on a quarterly basis.  We also began receiving capacity reservation fee payments from Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively, when Total and Chevron made their first monthly capacity reservation fee payments.

Our Business

Our LNG receiving terminal has regasification capacity of approximately 4.0 Bcf/d and five liquefied natural gas (“LNG”) storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of our LNG receiving terminal commenced in March 2005.  We achieved full operability with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.9 Bcf during the third quarter of 2009.

In the second quarter of 2009, we purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly-owned subsidiary of Cheniere. As a result, we acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at our LNG receiving terminal. In connection with this acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with our three TUA customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal.

Overview of Significant 2009 Events

In 2009, we maintained commercial operability of our LNG receiving terminal and continued to execute our strategy to complete construction of our LNG receiving terminal and to generate steady and reliable revenues under our long-term TUAs. The major events of 2009 include the following:

•	receipt of capacity reservation fee payments from Cheniere Marketing, Total and Chevron and successful unloading and processing of LNG for each customer;

•	purchase, transportation and successful unloading of an additional LNG commissioning cargo for our LNG receiving terminal; and

•
completed construction and achieved full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity.

Liquidity and Capital Resources

Available Cash

As of December 31, 2009, we had $117.4 million in cash and cash equivalents and $96.1 million in restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes.

The foregoing funds are anticipated to be sufficient to fund the remaining accrued liabilities related to construction, operating expenditures and interest requirements. Regardless whether we receive revenues from Cheniere Marketing (or Cheniere, as guarantor), we expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to meet our future operating expenditures and our interest payment requirements until maturity of the 2013 Notes.  However, we must satisfy certain restrictions under the Sabine Pass Indenture governing the Senior Notes before being able to make distributions to our limited partner, which will require that Cheniere Marketing make a substantial portion of its TUA payments to us.  Cheniere Marketing has a limited operating history, limited capital and no credit rating.  If we are unable to make cash distributions to our limited partner, then Cheniere Partners will likely be unable to make its anticipated future quarterly cash distributions to its unitholders, including affiliates of Cheniere.  Under such circumstances and absent additional external funding, Cheniere Marketing and Cheniere would likely be unable to meet their ongoing TUA and guarantee obligations to us.

Construction

Construction at our LNG receiving terminal was substantially completed in the third quarter of 2009. As of December 31, 2009, we had completed construction and attained full operability of our LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity), and such was accomplished within our budget.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG receiving terminal has been fully reserved under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Marketing.  Each of the three customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party customers as follows:

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing began making its TUA capacity reservation fee payments in the fourth quarter of 2008.  Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009 through at least September 30, 2028. Cheniere Marketing continues to develop its business, has a limited operating history, limited capital and lacks a credit rating. Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating.

Under each of these TUAs, we are also entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporization and self-generated power at our receiving terminal.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its respective TUA.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2009, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2009	2008	2007
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$71,088	$503,093	$471,613
Proceeds from issuance of debt	—	144,965	—
Operating cash flow	244,722	78,302	—
Total sources of cash and cash equivalents	315,810	726,360	471,613
USES OF CASH AND CASH EQUIVALENTS
LNG receiving terminal construction-in-process, net	(96,918)	(402,955)	(430,405)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(9,923)	—
Investment in restricted cash and cash equivalents	—	(99,543)	—
Distributions to owners	(295,684)	—	—
Debt issuance costs	(23)	(4,837)	(725)
Advances under long-term contracts	(601)	(14,032)	(39,155)
Other	—	(243)	(1,328)
Total uses of cash and cash equivalents	(393,226)	(531,533)	(471,613)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,416)	194,827	—
CASH AND CASH EQUIVALENTS—beginning of year	194,827	—	—
CASH AND CASH EQUIVALENTS—end of year	$117,411	$194,827	$—

Use of restricted cash and cash equivalents

In 2009, 2008 and 2007, $71.1 million, $503.1 million and $471.6 million of restricted cash and cash equivalents, respectively, were primarily used to pay for scheduled interest payments and construction activities at our LNG receiving terminal.  Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents. The decreased use of restricted cash and cash equivalents in 2008 and 2009 primarily resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal in September 2008, and the substantial completion of our LNG receiving terminal’s construction activities during the third quarter 2009.

Proceeds from issuance of debt

Proceeds from issuance of debt were $145.0 million in 2008. The $145.0 million borrowings during 2008 related to the additional issuance of 2016 Notes.

Operating cash flow

Operating cash flow increased from $78.3 million in 2008 to $244.7 million in 2009.  In 2009, we received capacity reservation fee payments from Cheniere Marketing of approximately $250 million, and we received capacity reservation fee payments from Total and Chevron of approximately $177 million.  These operating cash flows were offset by interest expense, operating and maintenance costs and general and administrative costs.

In September 2008, we received $15.0 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the last three months of 2008.  In December 2008, we received $62.7 million from Cheniere Marketing related to prepaid capacity reservation fee payments for the first three months of 2009.  These operating cash flows were offset by interest expense, operating and maintenance costs and general and administrative costs.

LNG receiving terminal construction-in-process, net

Capital expenditures for our LNG receiving terminal were $96.9 million, $403.0 million and $430.4 million in 2009, 2008 and 2007, respectively.  Our capital expenditures decreased in 2009 as a result of the substantial completion of the construction of our LNG receiving terminal in the third quarter of 2009.  Our capital expenditures decreased in 2008 as a result of the winding down and completion of construction of the initial phases of our LNG receiving terminal.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During 2008, we advanced $9.9 million for LNG commissioning cargoes, net of amounts transferred to LNG receiving terminal construction-in-process.

Investments in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $99.5 million in 2008. Investment in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used for a specific purpose. The 2008 investments in restricted cash and cash equivalents were related to borrowings that were contractually restricted to be used in the construction of our LNG receiving terminal and for interest payments on the Senior Notes.

Distributions to owners

In 2009, we made $295.7 million distributions to our owners after satisfying conditions in the Sabine Pass Indenture governing our Senior Notes, discussed below.

Advances under long-term contracts

We have entered into certain contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received.  Advances under long-term contracts were $0.6 million, $14.0 million and $39.2 million in 2009, 2008 and 2007, respectively. The decrease in 2009 compared to 2008 resulted from the substantial completion of the construction of our LNG receiving terminal in the third quarter of 2009. During 2009, our LNG receiving terminal received equipment that we had previously advanced payment for under long-term contracts.  The decrease in 2008 compared to 2007 was a result of our nearing the completion of construction on the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal. During 2008, we received equipment at our LNG receiving terminal that we had previously advanced payment for under long-term contracts.

Debt Agreements

Senior Notes

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the year ended December 31, 2009, we made distributions of $295.7 million to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

During 2009, 2008 and 2007, we paid an aggregate of $8.0 million, $5.2 million and $5.2 million, respectively, under the foregoing service agreements.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table (in thousands) summarizes certain contractual obligations in place as of December 31, 2009.

	Payments Due for Years Ended December 31,
	Total	2010	2011- 2012	2013- 2014	Thereafter

Operating lease obligations (1) (2)	$274,533	$8,905	$17,810	$17,810	$230,008
Long-term debt (excluding interest) (3)	2,215,500	—	—	550,000	1,665,500
Service contracts—
Affiliate O&M agreement (4)	23,660	1,560	3,120	3,120	15,860
Affiliate Sabine Pass LNG MSA (4)	94,640	6,240	12,480	12,480	63,440
Construction and purchase obligations (4)	7,408	7,408	—	—	—
Cooperative endeavor agreements (4)	17,171	2,453	4,906	4,906	4,906
Other Obligation (5)	3,018	979	2,039	—	—
Total	$2,635,930	$27,545	$40,355	$588,316	$1,979,714

(1)	A discussion of these obligations can be found in Note 12—“Leases” to our Consolidated Financial Statements.
(2)	Minimum lease payments have not been reduced by a minimum sublease rental of $129.6 million due in the future under noncancelable tug boat subleases.
(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2009, our cash payments for interest would be $164.8 million in 2010, $164.8 million in 2011, $164.8 million in 2012, $161.5 million in 2013, $124.9 million in 2014 and $239.3 million for the remaining years for a total of $1,020.1 million.  See Note 10—“Long-Term Debt (including related party”) of our Consolidated Financial Statements.

(4)	A discussion of these obligations can be found in Note 11—“Related Party Transactions” to our Consolidated Financial Statements.
(5)	Other obligation consists of LNG receiving terminal security services.

Results of Operations

Overall Operations

2009 vs. 2008

Our consolidated net income increased $277.7 million, from a $78.9 million net loss in 2008 to a $198.8 million net income in 2009. This $277.7 million increase in net income in 2009 resulted from the commencement of revenues under the Cheniere Marketing TUA beginning October 1, 2008, the Total TUA on April 1, 2009 and the Chevron TUA on July 1, 2009.

2008 vs. 2007

Our consolidated net loss increased $27.6 million, from a $51.3 million net loss in 2007 to $78.9 million net loss in 2008. The $27.6 million increase in net loss in 2008 was primarily due to decreased interest income, increased depreciation expense, increased operating and maintenance expense and increased operating and maintenance expense-affiliate, which were partially offset by decreased interest expense and derivative gain.

LNG TUA Revenue

2009 vs. 2008

Our LNG TUA revenue increased $163.9 million, from zero in 2008 to $163.9 million in 2009.  This $163.9 million increase is primarily resulted from the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

LNG TUA Revenue from Affiliate

2009 vs. 2008

Our LNG TUA revenue from affiliate increased $237.9 million, from $15.0 million in 2008 to $252.9 million in 2009. Cheniere Marketing is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Following the achievement of commercial operability of our LNG receiving terminal in September 2008, Cheniere Marketing made a capacity payment of $15.0 million for October, November and December of 2008.

2008 vs. 2007

Our LNG TUA revenue from affiliate increased from zero in 2007 to $15.0 million in 2008. Following the achievement of commercial operability of our LNG receiving terminal in September 2008, Cheniere Marketing made a capacity payment of $15.0 million for October, November and December of 2008. We did not have TUA revenue in 2007, as our LNG receiving terminal was not yet completed.

Operating and Maintenance Expense (including Affiliate Expense)

2009 vs. 2008

Operating and maintenance expense (including affiliate expense) increased $21.0 million, from $11.5 million in 2008 to $32.5 million in 2009. This $21.0 million increase resulted from the achievement of commercial operability of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal in the third quarter of 2008 and the substantial completion of construction and achievement of full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2008 vs. 2007

Operating and maintenance expense (including affiliate expense) increased $11.5 million, from zero in 2007 to $11.5 million in 2008. This $11.5 million increase resulted from the achievement of commercial operability of the initial 2.6 Bcf/d of regassification capacity and the 10.1 Bcf of storage capacity achieving commercial operability in September 2008 and also included costs to repair damage caused by Hurricane Ike.

Depreciation Expense

2009 vs. 2008

Depreciation expense increased $24.7 million, from $8.0 million in 2008 to $32.7 million in 2009. This $24.7 million increase in depreciation expense was primarily related to beginning deprecation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal that was placed into service in the third quarter of 2008. In addition, depreciation expense increased in 2009 as a result of the substantial completion of construction and achievement of full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2008 vs. 2007

Depreciation expense increased $8.0 million, from zero in 2007 to $8.0 million in 2008. This $8.0 million increase resulted from our having begun depreciating our LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity commencing in the third quarter of 2008 when it achieved commercial operability.

General and Administrative Expense (including Affiliate Expense)

2009 vs. 2008

General and administrative expense (including affiliate expense) increased $2.7 million, from $8.6 million in 2008 to $11.3 million in 2009. This increase primarily related to an increase in the amount of service agreement charges due to the achievement of substantial completion of our LNG receiving terminal in March 2009.

Interest Income

2009 vs. 2008

Interest income decreased $11.1 million, from $11.6 million in 2008 to $0.5 million in 2009. This decrease resulted from less restricted cash and cash equivalents invested and lower interest rates during 2009 compared to 2008.

2008 vs. 2007

Interest income decreased $37.3 million, from $48.9 million in 2007 to $11.6 million in 2008. This decrease resulted from less restricted cash and cash equivalents invested and lower interest rates during 2008 compared to 2007.

Interest Expense, net

2009 vs. 2008

Interest expense, net of amounts capitalized, increased $67.4 million, from $79.8 million in 2008 to $147.2 million in 2009. This $67.4 million increase in interest expense, net of amount capitalized, primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in 2009 compared to 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal into service in September 2008 and achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2008 vs. 2007

Interest expense, net of amounts capitalized, decreased $8.8 million, from $88.6 million in 2007 to $79.8 million in 2008. This decrease in interest expense, net of amount capitalized, primarily resulted from an increase in construction costs and consequently an increase in capitalized interest in 2008 compared to 2007.

Derivative Gain

2008 vs. 2007

Derivative gain increased $4.7 million, from zero in 2007 to $4.7 million in 2008.  On our behalf, Cheniere Marketing entered into natural gas swaps to hedge the exposure to variability in expected future cash flows from sales of excess LNG purchased for commissioning and performance testing during 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Accounting for LNG Activities

Generally, expenditures for direct construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred.

We capitalized interest and other related debt costs during the construction period of our LNG receiving terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and recognized into revenue, which are being amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  The retained 2% of LNG delivered for each customer’s account at our LNG receiving terminal is recognized as revenues as we perform the services set forth in each customer’s TUA.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the consolidated balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, U.S. GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flow.

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

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after the date set forth in the financial statements being presented. The Company started adhering to these requirements in the second quarter of 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our consolidated balance sheet.

Marketing and Trading Commodity Price Risk

On our behalf, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At December 31, 2009 and 2008, the one-day VaR with a 95% confidence interval on our derivative positions was less than $0.1 million.

As of December 31, 2009, Cheniere Marketing, on our behalf, had entered into a total of 360,851 MMBtu of NYMEX natural gas swaps through February 2010, for which we will receive fixed prices of $4.903 to $6.158 per MMBtu.  At December 31, 2009, the value of the derivatives was an asset of $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SABINE PASS LNG, L.P.

MANAGEMENT’S REPORT TO THE PARTNERS OF SABINE PASS LNG, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Sabine Pass LNG, L.P. and its subsidiaries (“Sabine Pass LNG”).  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sabine Pass LNG’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation misstatement.

Based on our assessment, we have concluded that Sabine Pass LNG maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of Sabine Pass LNG’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Sabine Pass LNG’s registered public accounting firm pursuant to temporary rules of the Security Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Certifications

The certifications of Sabine Pass LNG’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Sabine Pass LNG’s Form 10-K.

Sabine Pass LNG, L.P.

By:	Sabine Pass LNG-GP, Inc
Its general partner

By:	/s/ Charif Souki	By:	/s/ Meg A. Gentle
	Charif Souki		Meg A. Gentle
	Chief Executive Officer and President		Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, Inc., and
Partners of Sabine Pass LNG, L.P.

We have audited the accompanying consolidated balance sheets of Sabine Pass LNG, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabine Pass LNG, L.P. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas
February 25, 2010

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,411	$194,827
Restricted cash and cash equivalents	13,732	41,158
Accounts and interest receivable	5,037	361
Accounts receivable—affiliate	3,586	419
Advances to affiliate	5,358	2,198
Advances to affiliate—LNG inventory	1,319	—
LNG inventory	1,521	—
Prepaid expenses and other	4,594	5,407
Total current assets	152,558	244,370

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	126,056
PROPERTY, PLANT AND EQUIPMENT, NET	1,588,557	1,517,507
DEBT ISSUANCE COSTS, NET	26,953	30,748
ADVANCES UNDER LONG-TERM CONTRACTS	1,021	10,705
ADVANCES TO AFFILIATE—LNG HELD FOR COMMISSIONING	—	9,923
OTHER	7,618	5,036
Total assets	$1,859,101	$1,944,345

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$39	$117
Accounts payable—affiliate	287	514
Accrued liabilities	22,002	40,769
Accrued liabilities—affiliate	3,095	184
Deferred revenue	26,456	2,500
Deferred revenue—affiliate	63,507	62,742
Total current liabilities	115,386	106,826

LONG-TERM DEBT, NET OF DISCOUNT	2,110,101	2,107,673
LONG-TERM DEBT, NET OF DISCOUNT—related party	72,928	70,661
DEFERRED REVENUE	33,500	37,500
DEFERRED REVENUE—AFFILIATE	7,360	4,971
OTHER NON-CURRENT LIABILITIES	327	340

COMMITMENTS AND CONTINGENCIES	—	—

PARTNERS’ DEFICIT	(480,501)	(383,626)
Total liabilities and partners’ deficit	$1,859,101	$1,944,345

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
REVENUES
Revenues	$164,862	$—	$—
Revenues—affiliates	252,928	15,000	—
TOTAL REVENUES	416,790	15,000	—

EXPENSES			—
Operating and maintenance expense	20,683	6,345	—
Operating and maintenance expense—affiliate	11,833	5,125	—
Depreciation expense	32,742	7,994	35
Development expense	—	1,184	1,540
Development expense—affiliate	—	1,158	3,943
General and administrative expense	1,863	3,093	1,817
General and administrative expense—affiliate	9,458	5,492	4,280
TOTAL EXPENSES	76,579	30,391	11,615
INCOME (LOSS) FROM OPERATIONS	340,211	(15,391)	(11,615)

OTHER INCOME (EXPENSE)
Interest income	524	11,553	48,917
Interest expense, net	(147,201)	(79,773)	(88,648)
Derivative gain (loss), net	5,277	4,653	—
Other	(2)	20	—
TOTAL OTHER EXPENSE	(141,402)	(63,547)	(39,731)
NET INCOME (LOSS)	$198,809	$(78,938)	$(51,346)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	General Partner Sabine Pass LNG-GP, Inc.	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit

Balance at December 31, 2006	$—	$(253,342)	$—	$(253,342)
Net loss	—	(51,346)	—	(51,346)
Balance at December 31, 2007	—	(304,688)	—	(304,688)

Net loss	—	(78,938)	—	(78,938)
Balance at December 31, 2008	—	(383,626)	—	(383,626)

Distribution to limited partner	—	(295,684)	—	(295,684)
Net income	—	198,809	—	198,809
Balance at December 31, 2009	$—	$(480,501)	$—	$(480,501)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$198,809	$(78,938)	$(51,346)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	32,742	7,994	35
Amortization of debt discount	4,695	1,369	—
Amortization of debt issuance costs	3,818	3,984	3,793
Non-cash derivative (gain) loss	1,106	(1,230)	—
Interest income on restricted cash and cash equivalents	—	(13,375)	(46,330)
Use of restricted cash and cash equivalents	—	75,809	103,043
Changes in operating assets and liabilities:
Deferred revenue—affiliate	765	65,130	2,583
Deferred revenue	19,955	—	—
Accounts payable and accrued liabilities	(11,519)	22,057	(12,137)
Advances to affiliate	(3,160)	(491)	—
Accounts payable and accrued liabilities—affiliate	2,685	(350)	395
Accounts receivable—affiliate	(3,167)	(419)	—
Interest receivable	167	2,468	—
Other	(2,174)	(5,706)	(36)
NET CASH PROVIDED BY OPERATING ACTIVITIES	244,722	78,302	—

CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	71,088	503,093	470,888
LNG receiving terminal construction-in-process, net	(96,918)	(402,955)	(430,405)
Advances under long-term contracts	(601)	(14,032)	(39,155)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(9,923)	—
Other	—	(243)	(1,328)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,431)	75,940	—

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to limited partner	(295,684)	—	—
Debt issuance costs	(23)	(4,837)	(725)
Proceeds from issuance of the Senior Notes	—	144,965	—
Use of (investment in) restricted cash and cash equivalents	—	(99,543)	725
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(295,707)	40,585	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,416)	194,827	—
CASH AND CASH EQUIVALENTS—beginning of year	194,827	—	—
CASH AND CASH EQUIVALENTS—end of year	$117,411	$194,827	$—

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, Inc. (“Sabine Pass GP”), an indirect subsidiary of Cheniere Energy, Inc. (“Cheniere”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us. As used in these Notes to Consolidated Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. The purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG receiving terminal”).

In the second quarter of 2009, we purchased Sabine Pass Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere.  As a result, we acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at our LNG receiving terminal (see Note 12—“Leases”).  In connection with the acquisition, Tug Services entered into a Terminal Marine Services Agreement (the “Tug Sharing Agreement”) with our three terminal use agreement (“TUA”) customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal (see Note 12—“Leases”).

We have evaluated subsequent events through February 25, 2010.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain items in the 2007 financial statements have been reclassified to conform to the current presentation.

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

We capitalized interest and other related debt costs during the construction period of the Sabine Pass LNG receiving terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Advances to Affiliate-LNG Held for Commissioning

In connection with the construction of our LNG receiving terminal, we required LNG to perform certain commissioning activities.  LNG purchased on our behalf by Cheniere Marketing has been funded by us and is recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as advances to affiliate—LNG held for commissioning (See Note 11—“Related Party Transactions”); for this LNG, Cheniere Marketing holds title to the LNG at all times, sells all regasified LNG and remits the net proceeds from such sales back to us. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and recognized into revenue, which are being amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA. For a discussion of potential revenue from related parties, please read Note 11—“Related Party Transactions”.  The retained 2% of LNG delivered for each customer’s account at our LNG receiving terminal is recognized as revenues as we perform the services set forth in each customer’s TUA.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 6—“Debt Issuance Costs” and Note 10—“Long-Term Debt (including related party)”). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Income Taxes

We are not subject to either federal or state income taxes, as the partners are taxed individually on their proportionate share of our earnings. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements. At December 31, 2009, the tax basis of our assets and liabilities was $125.1 million greater than the reported amounts of our assets and liabilities.

Pursuant to the indenture, dated as of November 9, 2006 (the “Sabine Pass Indenture”), entered into in connection with the issuance of the Senior Notes (as defined in Note 3—“Restricted Cash and Cash Equivalents”), we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 15 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

    Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2009, 2008 or 2007.

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

Based on the real property lease agreement at our LNG receiving terminal, at the expiration of the term of the lease we are required to surrender the LNG receiving terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreement at our LNG receiving terminal has a term of up to 90 years including renewal options. Due to the language in the real property lease agreement, we have determined that the cost to surrender our LNG receiving terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG receiving terminal.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from those estimates.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents and U.S. Treasury securities are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we issued an additional $183.5 million,

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 10—“Long-term Debt (including related party)”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete construction of our LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, the Sabine Pass LNG receiving terminal construction reserve account balance was $71.1 million, of which $27.4 million of the construction reserve account related to accrued construction costs that had been classified as part of current restricted cash and cash equivalents, and $43.7 million of the construction reserve account related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheets.

Sabine Pass LNG Notes Debt Service Reserve

As described above, we consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 10—“Long-term Debt (including related party)”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of December 31, 2009 and 2008, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2009 and 2008, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—ADVANCES UNDER LONG-TERM CONTRACTS

We entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received. As of December 31, 2009 and 2008, our advances under long term contracts were $1.0 million and $10.7 million, respectively.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2009	2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,627,564	$919,776
LNG receiving terminal construction-in-process	—	604,398
LNG site and related costs, net	176	183
Accumulated depreciation	(39,975)	(7,752)
Total LNG receiving terminal costs	1,587,765	1,516,605
FIXED ASSETS
Computer and office equipment	259	200
Vehicles	421	421
Machinery and equipment	931	751
Other	419	254
Accumulated depreciation	(1,238)	(724)
Total fixed assets, net	792	902
PROPERTY, PLANT AND EQUIPMENT, NET	$1,588,557	$1,517,507

As of December 31, 2009, our LNG receiving terminal had been placed into service, and all costs associated with the construction of our LNG receiving terminal are presented in the table as LNG receiving terminal. For 2009, 2008 and 2007, we

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

capitalized $26.1 million, $80.7 million and $66.2 million, respectively, of interest expense related to the construction of our LNG receiving terminal, respectively.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG receiving terminal when they were ready for use in the third quarter of 2009. Our LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of our LNG receiving terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Marine berth, electrical, facility and roads	35
Regassification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Others	15-30

Our ARO assessment is based on the real property lease agreements for our LNG receiving terminal site.  At the expiration of the term of the leases, we are required to surrender our LNG receiving terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements have a term of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender our LNG receiving terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG receiving terminal.

NOTE 6—DEBT ISSUANCE COSTS

Debt issuance costs directly associated with the Senior Notes were capitalized and are being amortized over periods of seven and ten years, which are the terms of the Senior Notes. The amortization of the debt issuance cost was recorded as interest expense and subsequently capitalized as construction-in-process during the construction period of our LNG receiving terminal. As of December 31, 2009 and 2008, we had capitalized $27.0 million and $30.7 million (net of accumulated amortization of $12.5 million and $8.6 million), respectively, of costs directly associated with the Senior Notes, as follows (in thousands):

As of December 31, 2009,

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(3,993)	$5,360
2016 Notes	30,057	10 years	(8,464)	21,593
	$39,410		$(12,457)	$26,953

Scheduled amortization of these debt issuance costs related to the Senior Notes for the next five years is estimated to be $23.4 million.

NOTE 7—FINANCIAL INSTRUMENTS

Derivative Instruments

On our behalf, Cheniere Marketing has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). Prior to September 30, 2009, the net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes was capitalized on our Consolidated Balance Sheets as it was directly related to the LNG receiving terminal construction and was incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

Effective January 1, 2008, we adopted accounting standards that established a framework for measuring fair value, expanded disclosures about fair value measurements and permitted entities to choose to measure many financial instruments and certain other items at fair value.  We elected not to measure any additional financial assets or liabilities at fair value, other than those which were

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recorded at fair value prior to adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at December 31, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)	Total Carrying Value at December 31, 2009
Derivative asset	$124	$—	$—	$124

Derivatives asset reflect LNG commissioning cargo derivative positions held by Cheniere Marketing on our behalf related to natural gas swaps entered into to mitigate the price risk from sales of excess LNG purchased for commissioning and performance testing.

Other Financial Instruments

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for restricted cash and cash equivalents, accounts receivable, interest receivables and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$503,250	$550,000	$412,500
2016 Notes, net of discount (1)	1,633,029	1,371,744	1,628,334	1,204,967

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2009 and December 31, 2008, as applicable.

NOTE 8—ACCRUED LIABILITIES

As of December 31, 2009 and 2008, accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Interest and related debt fees	$14,152	$14,152
LNG terminal construction costs	7,850	26,617
Affiliate	3,095	184
	$25,097	$40,953

NOTE 9—DEFERRED REVENUES

In November 2004, Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) paid us a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at our LNG receiving terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to us in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, we also entered into a TUA to provide Chevron U.S.A., Inc. (“Chevron”) with approximately 0.7 Bcf/d of LNG regasification capacity at our LNG receiving terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d, making advance capacity reservation fee payments to us totaling $20.0 million. The advance capacity reservation fee payments are being amortized as a reduction of Chevron’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on July 1, 2009. As a result, we recorded the advance capacity

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of December 31, 2009 and 2008, we had recorded $26.5 million and $2.5 million as current deferred revenue, respectively, and $33.5 million and $37.5 million as non-current deferred revenue related to Total and Chevron advance capacity reservation fee payments.

Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2009 and 2008, we had recorded $63.5 million and $62.7 million as current deferred revenue, respectively, primarily related to Cheniere Marketing’s advance capacity reservation fee payments.

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2009 and 2008, we had $7.4 million and $5.0 million, respectively, of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 10—LONG-TERM DEBT (including related party)

As of December 31, 2009 and 2008, our long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008
Senior Notes, net of discount	$2,110,101	$2,107,673
Senior Notes, net of discount—related party	72,928	70,661
Total long-term debt	2,183,029	2,178,334

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2009 and 2008, we made distributions of $295.7 million and zero, respectively, to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11—RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, we had $5.4 million and $2.2 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

TUA Agreement

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA, and is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

LNG Lease Agreement

In September 2008, we entered into an agreement in the form of a lease with Cheniere Marketing that enabled us to hedge the exposure to variability in expected future cash flows of our commissioning cargoes. The agreement permitted Cheniere Marketing to deliver LNG to our LNG receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down our LNG receiving terminal. Under the terms of the agreement, we paid Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. We assumed full price risk of the purchase and sale of the LNG and also financed all activities relating to the LNG. Cheniere Marketing held title to the LNG at all times and sold all redelivered LNG and remitted the net proceeds from such sales back to us.

LNG purchased on our behalf by Cheniere Marketing that was funded by us was recorded at historical cost and classified as a non-current asset on our Consolidated Balance Sheets as Advances to Affiliate—LNG Held for Commissioning. LNG that was lost, used as fuel or sold resulted in the reduction of Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets at historical cost. During the second quarter of 2008 and the first quarter of 2009, we advanced Cheniere Marketing funds to purchase LNG. As of September 30, 2009, commissioning activities and construction of our LNG receiving terminal were substantially complete; therefore we no longer needed the remaining LNG for commissioning. We had 1,115,000 MMBtu of LNG Held for Commissioning remaining at September 30, 2009 which was reclassified to current assets as $3.5 million of Advances to Affiliate—LNG inventory, representing the market value of LNG inventory that we have retained for operations. LNG inventory is recorded at cost and is subject to lower of cost or market adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At December 31, 2009, we had $1.3 million Advances to Affiliate—LNG inventory and zero Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets. At December 31, 2008, we had $9.9 million recorded as Advances to Affiliate—LNG Held for Commissioning on our Consolidated Balance Sheets.

During the years ended December 31, 2009 and 2008, Sabine Pass LNG incurred fixed fees from Cheniere Marketing of $0.3 million and $0.6 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

    During the years ended December 31, 2009, 2008 and 2007, we paid an aggregate of $8.0 million, $5.2 million and $5.2 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2009 and 2008, we had $7.4 million and $5.0 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the years ended December 31, 2009 and 2008, we did not sell or purchase any natural gas under our purchase and sale agreements with Cheniere Marketing.

Contract for Commissioning Activities

We have entered into a number of related party agreements for commissioning activities with Cheniere Marketing. During the years ended December 31, 2009 and 2008, we paid an aggregate of zero and $34.6 million, respectively, under these commissioning activities agreements with Cheniere Marketing.

NOTE 12—LEASES

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2009 under our land leases and the tug boat lease as described below (in thousands):

Year ending December 31,	Lease Payments (2)
2010	$8,905
2011	8,905
2012	8,905
2013	8,905
2014	8,905
Later years (1)	230,009
Total minimum payments required	$274,534

(1)
The later years include the remaining initial term and six 10-year extensions of our land leases and the remaining initial term and two 5-year extensions of our tug boat lease, as the lease option renewals were reasonably assured.

(2)
Lease payments for our tug boat lease represent our lease payment obligation and do not take into account the $129.6 million of future sublease payments we will receive from our three TUA customers that effectively offset our lease payment obligation, as discussed below.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Land Leases

In January 2005, we exercised our options and entered into three land leases for the site of our LNG receiving terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment is adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements.

Tug Boat Lease

As described in Note 1—“Nature of Operations,” in the second quarter of 2009 we acquired a lease for the use of tug boats and marine services at our LNG receiving terminal as a result of our purchase of Tug Services.  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this acquisition, Tug Services entered into a Tug Sharing Agreement with our three TUA customers to provide their LNG cargo vessels with tug boat and marine services at our LNG receiving terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Construction Agreements

In July 2006, we entered into various construction agreements to expand our LNG receiving terminal to approximately 4.0 Bcf/d with storage capacity of approximately 16.9 Bcf, some of which include the following:

We entered into an engineering, procurement, construction and management (“EPCM”) agreement with Bechtel Corporation (“Bechtel”) pursuant to which Bechtel provided design and engineering services for our LNG receiving terminal expansion project, except for such portions to be designed by other contractors and suppliers of equipment, materials and services that we contract with directly; construction management services to manage the construction of our LNG receiving terminal; and a portion of the construction services. Under the initial terms of the EPCM agreement, Bechtel was paid on a cost reimbursable basis, plus a fixed fee in the initial amount of $18.5 million. A discretionary bonus was paid to Bechtel at our sole discretion upon completion. As of December 31, 2009, we were committed to make cash payments of approximately $2.6 million in the future pursuant to this contract.

We entered into an EPC LNG tank contract with Zachry Construction Corporation (“Zachry”) and Diamond LNG LLC (“Diamond”), pursuant to which Zachry and Diamond furnished all plant, labor, materials, tools, supplies, equipment, transportation, supervision, technical, professional and other services, and performed all operations necessary and required to satisfactorily engineer, procure materials for and construct two additional storage tanks. The EPC LNG tank contract provided that Zachry and Diamond would receive a lump-sum, total fixed price payment for the two storage tanks of approximately $140.9 million, which was subject to adjustment based on fluctuations in the cost of labor and certain materials, including the steel used in the additional storage tanks, and change orders. As of December 31, 2009, we were committed to make cash payments of approximately $3.6 million in the future pursuant to this contract.

LNG Commitments

We have entered into TUAs with Total, Chevron and Cheniere Marketing to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG receiving terminal.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 11—“Related Party Transactions” for information regarding such agreements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. The Freeport LNG Development, L.P. (“Freeport LNG”) and Sabine Pass LNG receiving terminals are covered facilities. Freeport LNG has assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s receiving terminal. Cheniere has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG. The Crest Royalty is subject to a maximum of approximately $11.0 million per production year at throughput of approximately 1.0 Bcf/d and a minimum of $2.0 million.  The first production year began in April 2009.

Other Commitments

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2009, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

See description of CEAs in Note 11—“Related Party Transactions.”

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid for interest, net of amounts capitalized	$138,659	$77,243	$93,642
Construction-in-process and debt issuance additions funded with accrued liabilities	(66)	9,893	60,555

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands, except per unit amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009:
Revenues	$62,549	$95,695	$128,533	$130,013
Income from operations	46,622	77,325	109,357	106,905
Net income	16,564	44,862	72,488	64,892

Year ended December 31, 2008:
Revenues	$—	$—	$—	$15,000
Income (loss) from operations	(3,651)	(2,568)	(9,391)	219
Net loss	(14,847)	(24,952)	(10,703)	(28,436)

ITEM 9(T). CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2009, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management Report on Internal Control Over Financial Reporting is included in the Consolidated Combined Financial Statements on page 26 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Sabine Pass LNG, L.P.

We have no employees, directors or officers. We are managed by our general partner, Sabine Pass LNG-GP, Inc. Except for Mr. Duva, the individuals who serve on the board of directors and as executive officers of our general partner also serve as executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. Each of our general partner’s directors and executive officers spent less than a majority of his or her time on our business in 2009.

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

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 15, 2010, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner.

Name	Age	Position with Our General Partner
Charif Souki	57	Director and Chief Executive Officer
Victor Duva	51	Director
R. Keith Teague	45	President
Meg A. Gentle	35	Chief Financial Officer

Charif Souki is a director and Chief Executive Officer of our general partner and has held that officer position since April 2008. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President of Cheniere in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, Mr. Souki was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. He has served as a director since the formation of our general partner in 2003. Mr. Souki is also a director, Chairman of the Board and Chief Executive Officer of the general partner of Cheniere Energy Partners.  It was determined that Mr. Souki should serve as a director of our general partner because he is the Chief Executive Officer of Cheniere, our general partner and the general partner of Cheniere Energy Partners and is responsible for developing the companies’ overall strategy and vision and implementing the business plans.  In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings an unique perspective to the board of directors of the general partner.  Mr. Souki has not held any other directorship positions in the past five years.

Victor Duva serves as an independent director of our general partner. Mr. Duva joined C T Corporate Staffing, Inc. in 1981, serving as the President since 2003. Mr. Duva has held various positions with C T Corporate Staffing, Inc., including Account Representative, Assistant Vice President/Office Manager of two offices and Business Process Analyst. He received his B.A. at St. Thomas of Villanova University. Mr. Duva was elected as a director in 2007. As long as any of the Senior Notes (described in Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8, of this annual report on Form 10-K remain outstanding, our general partner must have at least one independent director serving on its board of directors.  For a discussion of director independence, see “Director Independence” in Item 13 of this annual report on Form 10-K.  It was determined that Mr. Duva should serve as a director of our general partner because of his many years of experience serving as an independent director for private companies.  Mr. Duva has not held any other public company directorship positions in the past five years.

R. Keith Teague is President of our general partner and has held that position since April 2008. He has served as Senior Vice President—Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President—Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly-owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to

joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is currently a director, President and Chief Operating Officer of the general partner of Cheniere Energy Partners. He is responsible for the development, construction and operation of Cheniere’s LNG receiving terminal and pipeline assets. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University.

Meg A. Gentle is Chief Financial Officer of our general partner and has held that position since March 2009.  She has served as Senior Vice President and Chief Financial Officer of Cheniere since March 2009. She served as Senior Vice President – Strategic Planning and Finance from February 2008 to March 2009.  Prior to that time, she served as Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle is currently a director, Senior Vice President and Chief Financial Officer of the general partner of Cheniere Energy Partners.  Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University.

Code of Ethics

The Cheniere Code of Business Conduct and Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of honesty, loyalty, fairness and forthrightness. The officers and directors of our general partner are subject to the Cheniere Code of Business Conduct and Ethics, which is posted on the Cheniere website at www.cheniere.com.

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

Compensation Committee Report

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors would take action on any compensation issue, if needed. In fulfilling its responsibilities, the board of directors of our general partner, in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the members of the board of directors of our general partner:
Charif Souki
Victor Duva

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors would perform the functions of the compensation committee in the event such committee is needed.

    None of the directors of our general partner or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2009.

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

(1)
Charif Souki is an executive officer of our general partner and is also an executive officer of Cheniere. Cheniere compensates Mr. Souki for the performance of his duties as an executive officer of Cheniere, which includes managing our partnership. He does not receive additional compensation for services as a director of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED UNITHOLDER MATTERS

The limited partner interest in our partnership is divided into units. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 15, 2010:

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

Name of Beneficial Owner	Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Sabine Pass LNG-LP, LLC (1)	100	100%
Sabine Pass LNG-GP, Inc. (1)(2)	—	—
Charif Souki	—	—
R. Keith Teague	—	—
Meg A. Gentle	—	—
Victor Duva	—	—
Don A. Turkleson (3)	—	—
All executive officers and directors as a group (4 persons)	—	—

(1)
All of our general partner and limited partner units are pledged as collateral to The Bank of New York Mellon as trustee under the Senior Notes as described in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

(2)
Sabine Pass LNG-GP, Inc. is our sole general partner. It holds all of our general partner interest and controls us. It has no economic interest in us. It has sole voting and investment power with respect to its general partner interest in us.

(3)	Mr. Turkleson served as Chief Financial Officer of our general partner until March 2009.

Securities Authorized for issuance Under Equity Compensation Plans

No equity compensation plans have been adopted by the general partner for our directors or officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are significantly dependent on Cheniere and its affiliates and our general partner and have numerous contractual and commercial relationships and conflicts of interests with them. The following related-party transactions are in addition to those related-party transactions described in Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8, of this annual report on Form 10-K.  Except as described below, such related-party transactions were approved by the board of directors of our general partner:

ISDA Master Agreement

In September 2007, we entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with Cheniere Marketing that provides us the ability to hedge our future price risk from time to time. The ISDA Master Agreement was entered into in the event we choose to hedge some of our LNG purchases or gas sales and elect to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during 2009 and 2008.

Operational Balancing Agreement

In December 2007, we entered into an Operational Balancing Agreement with Cheniere Creole Trail Pipeline, L.P. that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement became effective following the achievement of commercial operability of our LNG receiving terminal in September 2008. Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $197,628 and $53,862 to us related to operational imbalances under this agreement at December 31, 2009 and 2008, respectively.

LNG Terminal Export Agreement

In January 2010, Sabine Pass LNG and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from the Sabine Pass LNG receiving terminal.  No amounts we paid to Sabine Pass LNG under this agreement during the fiscal years ended December 31, 2009 and 2008.

The following related-party transaction was not approved by the board of directors of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement

In July 2007, we entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8, of this annual report on Form 10-K. During the years ended December 31, 2009 and 2008, Cheniere Marketing paid us $2.4 million and $5.0 million, respectively, under the related agreement.

Director Independence

As long as any of the Senior Notes as described in Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8. of this annual report on Form 10-K remain outstanding, our general partner must have at least one director who is not, and for at least five years preceding such appointment has not been, a stockholder, director, manager, officer, trustee, employee, partner, member, attorney, counsel, creditor, customer or supplier of us, our general partner or any of our respective affiliates and who does not and has not had specified financial relationships with us, our general partner or any of our respective affiliates. We refer to this person as an independent director, and any such person may not control, be under common control with or be a member of the immediate family of any person excluded from serving as an independent director. Mr. Duva has been elected as this independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ended December 31, 2009 and 2008. The following table sets forth the fees paid to Ernst & Young LLP for professional services rendered for 2009 and 2008:

	Ernst & Young LLP
	Fiscal 2009	Fiscal 2008
Audit Fees	$589,000	$550,001
Audit-Related Fees	—	77,661
Total	$589,000	$627,662

Audit Fees—Audit fees for 2009 and 2008 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2008 were for services rendered in connection with the offering of securities in a private placement.

There were no tax or other fees in 2009 or 2008.

Auditor Engagement Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during 2009 and 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Sabine Pass LNG, L.P.:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

3)           Exhibits

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
10.9*
Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.10*
Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.11*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.12*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.13*
Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.14*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.15*
Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.16*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20*
Letter Agreement, dated May 8, 2007, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007), and Form of LNG Terminal Use Agreement between J&S Cheniere S.A. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit B of Exhibit 8.2(a) of Exhibit 10.8 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.21*
Purchase Agreement, dated September 10, 2008, by and among Sabine Pass LNG, L.P. and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

Exhibit No.	Description
10.22*
Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to Cheniere Energy Partners, L.P.’s Annual Report on Form 10-K (SEC File No. 001-33363), filed on February 27, 2009)

10.23*
Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.24*
Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.25*
Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.’s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.26*
Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.27*
Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.28*
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

10.29*
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
Charif Souki Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010
Charif Souki

/s/ R. KEITH TEAGUE	President (Principal Operating Officer)	February 25, 2010
R. Keith Teague

/s/ Meg A. Gentle	Chief Financial Officer (Principal Financial Officer)	February 25, 2010
Meg A. Gentle

/s/ JERRY D. SMITH	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010
Jerry D. Smith

/s/ VICTOR DUVA	Director	February 25, 2010
Victor Duva