Form 10-Q
period 2010-03-31
Sabine Pass LNG, L.P.
filed 2010-05-07
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,426	$117,411
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	678	5,037
Accounts receivable—affiliate	684	3,586
Advances to affiliate	1,241	5,358
Advances to affiliate—LNG inventory	783	1,319
LNG inventory	216	1,521
Prepaid expenses and other	8,314	4,594
TOTAL CURRENT ASSETS	152,271	152,558

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	82,394
PROPERTY, PLANT AND EQUIPMENT, NET	1,579,285	1,588,557
DEBT ISSUANCE COSTS, NET	25,846	26,953
OTHER	10,024	8,639
TOTAL ASSETS	$1,849,820	$1,859,101

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$94	$39
Accounts payable—affiliate	21	287
Accrued liabilities	56,279	22,002
Accrued liabilities—affiliate	1,329	3,095
Deferred revenue	26,439	26,456
Deferred revenue—affiliate	63,523	63,507
TOTAL CURRENT LIABILITIES	147,685	115,386

LONG-TERM DEBT, NET OF DISCOUNT	2,110,708	2,110,101
LONG-TERM DEBT, NET OF DISCOUNT—RELATED PARTY	73,495	72,928
DEFERRED REVENUE	32,500	33,500
DEFERRED REVENUE—AFFILIATE	9,813	7,360
OTHER NON-CURRENT LIABILITIES	325	327
COMMITMENTS AND CONTINGENCIES	—	—

PARTNERS’ DEFICIT	(524,706)	(480,501)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,849,820	$1,859,101

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Revenues	$66,827	$—
Revenues—affiliate	63,951	62,549
TOTAL REVENUES	130,778	62,549

EXPENSES
Operating and maintenance expense	8,074	3,947
Operating and maintenance expense—affiliate	3,065	2,610
Depreciation expense	10,563	6,649
General and administrative expense	1,017	118
General and administrative expense—affiliate	2,598	2,603
TOTAL EXPENSES	25,317	15,927

INCOME FROM OPERATIONS	105,461	46,622

OTHER INCOME (EXPENSE)
Interest income	52	297
Interest expense, net	(43,477)	(32,929)
Derivative gain, net	504	2,562
Other	—	12
TOTAL OTHER EXPENSE	(42,921)	(30,058)

NET INCOME	$62,540	$16,564

See accompanying notes to consolidated financial statements

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, Inc.	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2009	$—	$(480,501)	$—	$(480,501)
Distribution to owner	—	(106,745)	—	(106,745)
Net income	—	62,540	—	62,540
Balance at March 31, 2010	$—	$(524,706)	$—	$(524,706)

See accompanying notes to consolidated financial statements

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,540	$16,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,563	6,649
Non-cash derivative (gain) loss	84	(270)
Amortization of debt issuance costs	1,107	954
Amortization of debt discount	1,174	1,174
Changes in operating assets and liabilities:
Accounts and interest receivable	241	58
Accounts receivable—affiliate	2,902	(1,218)
Accounts payable and accrued liabilities	34,329	27,498
Accounts payable and accrued liabilities—affiliate	(1,812)	853
Advances to affiliate	4,117	(1,593)
Deferred revenue	(1,017)	10,258
Deferred revenue—affiliate	16	(193)
Prepaid and other	(1,916)	(841)
NET CASH PROVIDED BY OPERATING ACTIVITIES	112,328	59,893

CASH FLOWS FROM INVESTING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	(41,197)	29,891
LNG terminal construction-in-process, net	3,663	(25,664)
Advances under long-term contracts	(34)	(57)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(12,800)
NET CASH USED IN INVESTING ACTIVITIES	(37,568)	(8,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to owner	(106,745)	(76,250)
Debt issuance costs	—	(23)
NET CASH USED IN FINANCING ACTIVITIES	(106,745)	(76,273)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,985)	(25,010)
CASH AND CASH EQUIVALENTS—beginning of period	117,411	194,827
CASH AND CASH EQUIVALENTS—end of period	$85,426	$169,817

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

Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2—LNG Inventory and Advances to Affiliate—LNG Inventory

Liquified natural gas (“LNG”) inventory and advances to affiliate—LNG inventory are recorded at cost and are subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At March 31, 2010 and December 31, 2009, we had $0.2 million and $1.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, we had $0.8 million and $1.3 million, respectively, of advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash that has been contractually restricted as to usage or withdrawal, as follows:

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-Term Debt (including related party)”). Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of March 31, 2010 and December 31, 2009, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2010 and December 31, 2009, we classified the permanent debt service fund of $82.4 million as non-current restricted cash and cash

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

equivalents.  These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31, 2010	December 31, 2009
LNG TERMINAL COSTS
LNG receiving terminal	$1,627,957	$1,627,564
LNG receiving terminal construction-in-process	865	—
LNG site and related costs, net	175	176
Accumulated depreciation	(50,394)	(39,975)
TOTAL LNG RECEIVING TERMINAL COSTS	1,578,603	1,587,765
FIXED ASSETS
Computer and office equipment	282	259
Vehicles	421	421
Machinery and equipment	934	931
Other	426	419
Accumulated depreciation	(1,381)	(1,238)
TOTAL FIXED ASSETS	682	792
PROPERTY, PLANT AND EQUIPMENT, NET	$1,579,285	$1,588,557

As of December 31, 2009, all costs associated with the construction of our LNG receiving terminal had been placed into service.  We began depreciating equipment and facilities associated with our LNG receiving terminal when costs were ready for use.  Depreciation expense related to our LNG receiving terminal totaled $10.5 million and $6.6 million for the three-month periods ended March 31, 2010 and 2009, respectively.

NOTE 5—Accrued Liabilities

As of March 31, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Interest and related debt fees	$55,349	$14,152
LNG terminal construction and operating costs	930	7,850
Affiliate	1,329	3,095
Total accrued liabilities	$57,608	$25,097

NOTE 6—Long-Term Debt (including related party)

As of March 31, 2010 and December 31, 2009, our long-term debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Senior Notes, net of discount	$2,110,708	$2,110,101
Senior Notes, net of discount—related party	73,495	72,928
Total long-term debt, net of discount	$2,184,203	$2,183,029

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million.  The additional issuance

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”).

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three-month periods ended March 31, 2010 and 2009, we made distributions of $106.7 million and $76.3 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

NOTE 7—Financial Instruments

Derivative Instruments

On our behalf, Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory.  Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments at March 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at March 31, 2010
Derivatives asset	$39	$—	$—	$39

Derivatives asset reflects LNG inventory derivative positions held by Cheniere Marketing on our behalf related to natural gas swaps entered into to mitigate the price risk from sales of LNG inventory.

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

Financial Instruments (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	517,000	$550,000	$503,250
2016 Notes, net of discount (1)	1,634,203	1,442,184	1,633,029	1,371,744

(1)	The fair value of the Senior Notes was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2010 and December 31, 2009, as applicable.

 SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

NOTE 8—Related Party Transactions

As of March 31, 2010 and December 31, 2009, we had $1.2 million and $5.4 million of advances to affiliates, respectively.  In addition, we have entered into the following related party transactions:

 TUA Agreement

Cheniere Marketing has reserved approximately 2.0 billion cubic feet per day (“Bcf/d”) of regasification capacity under a firm commitment terminal use agreement (“TUA”) and is required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere Energy Inc. (“Cheniere”) has guaranteed Cheniere Marketing’s obligations under its TUA.

LNG Lease Agreement

In September 2008, we entered into an agreement in the form of a lease with Cheniere Marketing that enabled us to hedge the exposure to variability in expected future cash flows of its commissioning cargoes. The agreement permitted Cheniere Marketing to deliver LNG to the our receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down our LNG receiving terminal. Under the terms of the agreement, we paid Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. We assumed full price risk of the purchase and sale of the LNG and also financed all activities relating to the LNG. Cheniere Marketing held title to the LNG at all times and sold all redelivered LNG and remitted the net proceeds from such sales back to us.

Advances to affiliate—LNG inventory is recorded at cost and is subject to LCM adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At March 31, 2010 and December 31, 2009, we had $0.8 million and $1.3 million, respectively, advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

During the three-month periods ended March 31, 2010 and 2009, we incurred fixed fees from Cheniere Marketing of zero and $0.3 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

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

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly-owned subsidiary of Cheniere Energy Partners, L.P. (“Cheniere Partners”), pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. Prior to substantial completion of our LNG receiving terminal, as defined in our EPC contract with Bechtel, we were required to pay Cheniere Terminals a monthly fixed fee of $340,000 (indexed for inflation). With the achievement of substantial completion of our receiving terminal in March 2009, the monthly fixed fee increased to $520,000 (indexed for inflation).

 SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

            During the three-month periods ended March 31, 2010 and 2009, we paid an aggregate of $2.0 million and $2.4 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of March 31, 2010 and December 31, 2009, we had $9.8 million and $7.4 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the three-month periods ended March 31, 2010 and 2009, we did not sell or purchase any natural gas under our purchase and sale agreements with Cheniere Marketing.

NOTE 9—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash paid for interest, net of amounts capitalized	$—	$—
Construction in process and debt issuance additions funded with accrued liabilities	28	60,504

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of liquefied natural gas (“LNG”) imports into North America; sales of natural gas in North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

•    Liquidity and Capital Resources

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

Following the achievement of commercial operability of our LNG receiving terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere, under its TUA. In December 2008, Cheniere Marketing began paying us its monthly capacity reservation fee payment on a quarterly basis.  We also began receiving monthly capacity reservation fee payments from Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively.

Our Business

Our LNG receiving terminal has regasification capacity of approximately 4.0 billion cubic feet per day (“Bcf/d”) and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built. Construction of our LNG receiving terminal commenced in March 2005.  We achieved full operability with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.9 Bcf during the third quarter of 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2010, we had $85.4 million in cash and cash equivalents and $137.3 million in restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing began making its TUA capacity reservation fee payments in the fourth quarter of 2008.  Cheniere Marketing is required to make monthly capacity payments aggregating approximately $250 million per year for the period from January 1, 2009 through at least September 30, 2028. Cheniere Marketing continues to develop its business, has a limited operating history, limited capital and lacks a credit rating. Cheniere, which has guaranteed the obligations of Cheniere Marketing under its TUA, has a non-investment grade corporate rating.  In March 2010, Cheniere Marketing entered into an arrangement with JPMorgan LNG Co., an indirect subsidiary of JPMorgan Chase & Co., providing Cheniere Marketing with financial support to source more cargoes of LNG than it could on a stand-alone basis. The arrangement will not materially impact our financial position, results of operations or cash flows.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three-month periods ended March 31, 2010 and 2009. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2010	2009
SOURCES OF CASH AND CASH EQUIVALENTS
Operating cash flow	$112,328	$59,893
LNG receiving terminal construction-in-process, net	3,663	—
Use of restricted cash and cash equivalents	—	29,891
Total sources of cash and cash equivalents	115,991	89,784

USES OF CASH AND CASH EQUIVALENTS
Distribution to owners	(106,745)	(76,250)
LNG receiving terminal construction-in-process, net	—	(25,664)
Investment in restricted cash and cash equivalents	(41,197)	—
Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process	—	(12,800)
Other	(34)	(80)
Total uses of cash and cash equivalents	(147,976)	(114,794)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,985)	(25,010)
CASH AND CASH EQUIVALENTS—beginning of period	117,411	194,827
CASH AND CASH EQUIVALENTS—end of period	$85,426	$169,817

Operating cash flow

Operating cash flow increased $52.4 million for the three-month periods ended March 31, 2010 as compared to the same period in 2009. The increase in operating cash flow is a result of obtaining full TUA reservation fee payments from all three TUA customers in the first quarter of 2010 compared to receiving payments from only Cheniere Marketing and Total in the first quarter of 2009.  The increase in operating cash flows as a result of increased TUA payments from our customers were slightly offset by operating and maintenance costs.

LNG receiving terminal construction-in-process, net

For the three-month period ended March 2010, we received cash flow from rebates related to the construction of our LNG receiving terminal.

For the three-month period ended March 2009, our capital expenditures for our LNG receiving terminal were $25.7 million.

Our capital expenditures decreased in the three-months period ended March 31, 2010 as a result of the substantial completion of the construction of our LNG receiving terminal in the third quarter of 2009.

Use of (investment in) restricted cash and cash equivalents

For the three-month period ended March 2010, we invested $41.2 million of cash and cash equivalents as a result of restrictions imposed by the Sabine Pass Indenture to fund an interest payment account with an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents.

For the three-month period ended March 2009, $29.9 million of restricted cash and cash equivalents were primarily used to pay for construction activities at our LNG receiving terminal, net of investments to fund an interest payment account.

The decreased use of restricted cash and cash equivalents in 2010 and 2009 primarily resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG receiving terminal in September 2008, and the substantial completion of our LNG receiving terminal’s construction activities during the third quarter of 2009.

Distributions to owners

During the three-month periods ended March 31, 2010 and 2009, we made 106.7 million and $76.3 million, respectively, in distributions to our owners after satisfying conditions in the Sabine Pass Indenture discussed below.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During the three-month period ended March 31, 2009, we advanced $12.8 million to Cheniere Marketing under our LNG lease agreement for the purchase of an LNG cargo to be used for the commissioning of our LNG receiving terminal.  The commissioning process was required near the end of the construction to perform testing and commissioning and to establish the LNG heel in each LNG storage tank.

Debt Agreements

Senior Notes

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three-month periods ended March 31, 2010 and 2009, we made distributions of $106.7 and $76.3 million, respectively, to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

During the three month period ended March 31, 2010 and March 31, 2009, we paid an aggregate of $2.0 and $2.4 million, respectively, under the foregoing service agreements.

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

Results of Operations

Three-Month Period Ended March 31, 2010 vs. Three-Month Period Ended March 31, 2009

Overall Operations

Our consolidated net income increased $45.9 million, from $16.6 million in the three-month period ended March 31, 2009 to $62.5 million in the three-month period ended March 31, 2010. This increase in net income primarily resulted from the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Revenues

Revenues increased $68.3 million, from $62.5 million in the three-month period ended March 31, 2009 to $130.8 million in the three-month period ended March 31, 2010.  This increase was primarily related to the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $4.5 million, from $6.6 million in the three-month period ended March 31, 2009 to $11.1 million in the three-month period ended March 31, 2010.  This increase was primarily related to an increase in operating expense as a result of the achievement of full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $4.0 million, from $6.6 million in the three-month period ended March 31, 2009 to $10.6 million in the three-month period ended March 31, 2010. This increase was related to beginning depreciation on the costs associated with the achievement of full operability of our LNG receiving terminal in the third quarter of 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $10.6 million, from $32.9 million in the three-month period ended March 31, 2009 to $43.5 million in the three-month period ended March 31, 2010. This increase was related to the achievement of full operability of our LNG receiving terminal in the third quarter of 2009 that reduced the amount of interest expense that could be capitalized.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from those estimates.

Recent Accounting Standards

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report.  See Note 7—“Financial Instruments” for our fair value measurement disclosures.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere

Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At March 31, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions was less than $0.1 million.

As of March 31, 2010, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into a total of 247,032 million British thermal units (“MMBtu”) of NYMEX natural gas swaps through May 2010, for which we will receive fixed prices of $3.925 to $5.374 per MMBtu.  At March 31, 2010, the value of the derivatives was an asset of less than $0.1 million.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of March 31, 2010, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.2
Capacity Rights Agreement, dated March 26, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)`

10.3
Tri-Party Agreement, dated March 26, 2010, by and among Cheniere Marketing, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.4
LNG Services Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

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

Date: May 6, 2010