Form 10-Q
period 2010-06-30
Sabine Pass LNG, L.P.
filed 2010-08-06
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,961	$117,411
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	663	5,037
Accounts receivable—affiliate	—	3,586
Advances to affiliate	885	5,358
Advances to affiliate—LNG inventory	—	1,319
LNG inventory	501	1,521
Prepaid expenses and other	6,976	4,594
TOTAL CURRENT ASSETS	39,718	152,558

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	82,394
PROPERTY, PLANT AND EQUIPMENT, NET	1,569,642	1,588,557
DEBT ISSUANCE COSTS, NET	24,213	26,953
OTHER	9,998	8,639
TOTAL ASSETS	$1,725,965	$1,859,101

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$55	$39
Accounts payable—affiliate	106	287
Accrued liabilities	15,063	22,002
Accrued liabilities—affiliate	2,068	3,095
Deferred revenue	26,453	26,456
Deferred revenue—affiliate	21,633	63,507
TOTAL CURRENT LIABILITIES	65,378	115,386

LONG-TERM DEBT, NET OF DISCOUNT	2,111,314	2,110,101
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	74,062	72,928
DEFERRED REVENUE	31,500	33,500
DEFERRED REVENUE—AFFILIATE	9,813	7,360
OTHER NON-CURRENT LIABILITIES	322	327
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT	(566,424)	(480,501)

TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,725,965	$1,859,101

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES
Revenues	$66,004	$32,076	$132,831	$32,076
Revenues—affiliate	63,760	63,619	127,711	126,168
TOTAL REVENUES	129,764	95,695	260,542	158,244

EXPENSES
Operating and maintenance expense	6,168	5,746	14,242	9,693
Operating and maintenance expense—affiliate	3,085	2,973	6,150	5,583
Depreciation expense	10,561	7,157	21,124	13,806
General and administrative expense	504	326	1,521	443
General and administrative expense—affiliate	2,465	2,168	5,063	4,770
TOTAL EXPENSES	22,783	18,370	48,100	34,295

INCOME FROM OPERATIONS	106,981	77,325	212,442	123,949
OTHER INCOME (EXPENSE)
Interest income	67	127	119	424
Interest expense, net	(43,648)	(33,352)	(87,124)	(66,281)
Derivative gain (loss), net	(44)	762	460	3,324
Other	1	—	1	12
TOTAL OTHER EXPENSE	(43,624)	(32,463)	(86,544)	(62,521)

NET INCOME	$63,357	$44,862	$125,898	$61,428

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2009	$—	$(480,501)	$—	$(480,501)
Distribution to owner	—	(211,821)	—	(211,821)
Net income	—	125,898	—	125,898
Balance at June 30, 2010	$—	$(566,424)	$—	$(566,424)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,898	$61,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,124	13,806
Non-cash derivative loss	124	265
Amortization of debt issuance costs	2,654	1,909
Amortization of debt discount	2,347	2,347
Changes in operating assets and liabilities:
Accounts and interest receivable	339	216
Accounts receivable—affiliate	3,586	81
Accounts payable and accrued liabilities	(2,279)	(10,687)
Accounts payable and accrued liabilities—affiliate	(1,209)	1,324
Advances to affiliate	4,473	(2,399)
Deferred revenue	(2,086)	22,295
Deferred revenue—affiliate	(41,915)	—
Prepaid and other	(137)	(414)
NET CASH PROVIDED BY OPERATING ACTIVITIES	112,919	90,171

CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	—	71,088
LNG terminal construction-in-process, net	(1,490)	(63,677)
Advances under long-term contracts	(58)	(145)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(14,184)
NET CASH USED IN INVESTING ACTIVITIES	(1,548)	(6,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to owner	(211,821)	(149,327)
Debt issuance costs	—	(23)
NET CASH USED IN FINANCING ACTIVITIES	(211,821)	(149,350)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(100,450)	(66,097)
CASH AND CASH EQUIVALENTS—beginning of period	117,411	194,827

CASH AND CASH EQUIVALENTS—end of period	$16,961	$128,730

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As used in these Notes to Consolidated Financial Statements, the terms “Sabine Pass LNG,” “the Company,” “we”, “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly-owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

NOTE 2—LNG Inventory and Advances to Affiliate—LNG Inventory

Liquified natural gas (“LNG”) inventory and advances to affiliate—LNG inventory are recorded at cost and are subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At June 30, 2010 and December 31, 2009, we had $0.5 million and $1.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. At June 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, of advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-Term Debt (including related party)”). Under the indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of June 30, 2010 and December 31, 2009, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2010 and December 31, 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents.  These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal costs and fixed assets, as follows (in thousands):
	June 30, 2010	December 31, 2009
LNG RECEIVING TERMINAL COSTS
LNG receiving terminal	$1,628,676	$1,627,564
LNG receiving terminal construction-in-process	1,042	—
LNG site and related costs, net	173	176
Accumulated depreciation	(60,819)	(39,975)
TOTAL LNG RECEIVING TERMINAL COSTS	1,569,072	1,587,765
FIXED ASSETS
Computers and office equipment	283	259
Vehicles	384	421
Machinery and equipment	953	931
Other	430	419
Accumulated depreciation	(1,480)	(1,238)
TOTAL FIXED ASSETS	570	792
PROPERTY, PLANT AND EQUIPMENT, NET	$1,569,642	$1,588,557

We began depreciating equipment and facilities associated with our LNG receiving terminal when costs were ready for use.  Depreciation expense related to our LNG receiving terminal totaled $20.8 million and $13.6 million for the six-month periods ended June 30, 2010 and 2009, respectively.

NOTE 5—Accrued Liabilities

As of June 30, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):
	June 30, 2010	December 31, 2009
Interest expense and related debt fees	$13,732	$14,152
LNG terminal construction and operating costs	1,331	7,850
Affiliate	2,068	3,095
Total accrued liabilities	$17,131	$25,097

NOTE 6—Long-Term Debt (including related party)

As of June 30, 2010 and December 31, 2009, our long-term debt consisted of the following (in thousands):
	June 30, 2010	December 31, 2009
Senior Notes, net of discount	$2,111,314	$2,110,101
Senior Notes, net of discount—related party	74,062	72,928
Total long-term debt, net of discount	$2,185,376	$2,183,029

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and six-month periods ended June 30, 2010, we made distributions of $105.1 million and $211.8 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three and six-month periods ended June 30, 2009, we made distributions of $73.0 million and $149.3 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

NOTE 7—Financial Instruments

Derivative Instruments

On our behalf, Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory.  Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.  The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.  We had no open financial derivative instruments at June 30, 2010.

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

Financial Instruments (in thousands):
	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$495,000	$550,000	$503,250
2016 Notes, net of discount (1)	1,635,376	1,365,539	1,633,029	1,371,744

(1)
The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2010 and December 31, 2009, as applicable.

NOTE 8—Related Party Transactions

As of June 30, 2010 and December 31, 2009, we had $0.9 million and $5.4 million of advances to affiliates, respectively.  In addition, we have entered into the following related party transactions:

 Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 billion cubic feet per day (“Bcf/d”) of regasification capacity under a firm commitment terminal use agreement (“TUA”) with us and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028.  Cheniere Energy, Inc. (“Cheniere”) guaranteed Cheniere Marketing’s obligations under its TUA.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

In June 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC (“Investments”), a wholly owned subsidiary of Cheniere Energy Partners, L.P. (“Cheniere Partners”), including all of its rights, titles, interests, obligations and liabilities in and under the TUA.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028.  Cheniere Partners has guaranteed Investments’ obligations under its TUA.

LNG Lease Agreement

In September 2008, we entered into an agreement in the form of a lease with Cheniere Marketing that enabled us to hedge the exposure to variability in expected future cash flows of its commissioning cargoes. The agreement permitted Cheniere Marketing to deliver LNG to our receiving terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down our LNG receiving terminal. Under the terms of the agreement, we paid Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. We assumed full price risk of the purchase and sale of the LNG and also financed all activities relating to the LNG. Cheniere Marketing held title to the LNG at all times and sold all redelivered LNG and remitted the net proceeds from such sales back to us.

Advances to affiliate—LNG inventory is recorded at cost and is subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At June 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

During the three and six-month periods ended June 30, 2010 and 2009, we incurred fixed fees from Cheniere Marketing of zero and $0.3 million, respectively.

Service Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly-owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

            During the three-month periods ended June 30, 2010 and 2009, we paid an aggregate of $2.0 million and $1.8 million, respectively, under the foregoing service agreements.  During the six-month periods ended June 30, 2010 and 2009, we paid an aggregate of $4.0 million and $4.2 million, respectively.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its existing TUA with Investments and concurrently entered into a Variable Capacity Rights Agreement (“VCRA”), allowing Cheniere Marketing to continue to monetize Investments’ capacity under the TUA after the assignment.  The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and in exchange Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2010 and December 31, 2009, we had $9.8 million and $7.4 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

In 2007, we entered into a number of related party agreements for the purchase and sale of natural gas with Cheniere Marketing. During the three and six-month periods ended June 30, 2010 and 2009, we sold or purchased natural gas for fuel under an agreement with Cheniere Marketing.  Under this agreement, we purchase natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas less any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and less an administrative fee paid to Cheniere Marketing. We purchased $0.8 million of natural gas from Cheniere Marketing under this contract for the three and six-month periods ended June 30, 2010.  We did not purchase any natural gas from Cheniere Marketing under this contract for the three and six-month periods ended June 30, 2009.

NOTE 9—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$82,364	$62,014
Construction in process and debt issuance additions funded with accrued liabilities	—	25,217

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our current report on Form 8-K dated as of the date of this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

Our discussion and analysis includes the following subjects:

•    Overview of Business

•    Liquidity and Capital Resources

•    Results of Operations

•    Off-Balance Sheet Arrangements

•    Summary of Critical Accounting Policies and Estimates

•    Recent Accounting Standards

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG receiving terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), formerly Sabine Pass LNG-GP, Inc., an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P. (“Cheniere Partners”), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

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

In June 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC (“Investments”), a wholly owned subsidiary of Cheniere Partners, including all of its rights, titles, interests, obligations and liabilities in and under the TUA, as amended, between Cheniere Marketing and us.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028.  Cheniere Partners has guaranteed Investments’ obligations under its TUA.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2010, we had $17.0 million in cash and cash equivalents and $96.1 million in restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless whether we receive revenues from Investments (or Cheniere Partners, as guarantor), we expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes.  However, we must satisfy certain restrictions under the Sabine Pass Indenture governing the Senior Notes before being able to make distributions to our limited partner, which will require that Investments make a substantial portion of its TUA payments to us.  Investments has a limited operating history, limited capital and no credit rating.  If we are unable to make cash distributions to our limited partner, then Investments will likely be unable to meet its ongoing TUA payments and Cheniere Partners would not be able to satisfy its guarantee obligations to us.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG receiving terminal has been fully reserved under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Investments.  Each of the three customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party customers as follows:

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

In June 2010, we entered into amendments of the TUAs with Total and Chevron for the purpose of clarifying various operational rights and obligations of the parties.  In connection with these amendments, Total and Chevron have agreed to minimum pro rata inventory obligations as necessary to ensure cryogenic readiness of our LNG receiving terminal and to mitigate the effects of inventory weathering.  In addition, Total and Chevron have each agreed to daily boil-off gas re-delivery obligations, service fees related to the compression services associated with minimization of their respective daily boil-off gas re-delivery obligations and pro-rata obligations for the incremental fuel associated with these compression services.  Additional items clarified in these amendments include the recognition of inventory transfers between parties and procedural obligations related to daily and monthly informational postings, gas re-delivery and vessel nominations and delivery point flexibility.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity reservation fees payable under its respective TUA.

In addition, pursuant to the assignment agreement with Cheniere Marketing as discussed above, Investments has reserved the remaining 2.0 Bcf/d of regasification capacity and 6.9 Bcfe of storage capacity at our LNG receiving terminal.  Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Investments’ obligations under its TUA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered for the customer’s account, which we will use primarily as fuel for revaporization and self-generated power at our LNG receiving terminal.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six-month periods ended June 30, 2010 and 2009 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2010	2009
SOURCES OF CASH AND CASH EQUIVALENTS
Operating cash flow	$112,919	$90,171
Use of restricted cash and cash equivalents	—	71,088
Total sources of cash and cash equivalents	112,919	161,259

USES OF CASH AND CASH EQUIVALENTS
Distribution to owners	(211,821)	(149,327)
LNG terminal construction-in-process, net	(1,490)	(63,677)
Advances to affiliate—LNG held for commissioning, net of transfers to LNG receiving terminal construction-in-process	—	(14,184)
Other	(58)	(168)
Total uses of cash and cash equivalents	(213,369)	(227,356)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(100,450)	(66,097)
CASH AND CASH EQUIVALENTS—beginning of period	117,411	194,827

CASH AND CASH EQUIVALENTS—end of period	$16,961	$128,730

Operating cash flow

Operating cash flow increased $22.7 million for the six-month period ended June 30, 2010 compared to the same period in 2009. The increase in operating cash flow was a result of obtaining full TUA reservation fee payments from Total and Chevron in the first six months of 2010 compared to receiving four payments from Total and one payment from Chevron in the first six months of 2009, which resulted in $73.9 million of increased operating cash flow.  This increase was offset by a decrease in TUA payments that we received from affiliates.  In 2009, Cheniere Marketing began making its TUA payments, on a voluntary basis, quarterly; however, in June 2010, after the assignment of the TUA from Cheniere Marketing to Investments, Investments began making its TUA payment on a monthly basis.  This change in the timing of affiliate TUA payments resulted in a $41.9 million decrease in operating cash flow for the six-month period ended June 30, 2010 compared to the same period in 2009.  The remaining changes in operating cash flow resulted primarily from timing in operating and maintenance payments.

Use of restricted cash and cash equivalents

For the six-month period ended June 30, 2009, $71.1 million of restricted cash and cash equivalents was used to make scheduled interest payments and to pay construction activities at our LNG receiving terminal.

  The decreased use of restricted cash and cash equivalents during the six-month period ended June 30, 2010 primarily resulted from substantial completion of our LNG receiving terminal’s construction activities during the third quarter of 2009.

Distributions to owners

During the six-month periods ended June 30, 2010 and 2009, we made $211.8 million and $149.3 million, respectively, in distributions to our owners after satisfying conditions in the Sabine Pass Indenture discussed below.

LNG receiving terminal construction-in-process, net

LNG receiving terminal construction-in-process, net (“CIP”) decreased $62.2 million for the six-month period ended June 30, 2010 compared to the same period in 2009.  The decrease in CIP resulted from substantial completion of our LNG receiving terminal’s construction activities during the third quarter of 2009.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During the six-month periods ended June 30, 2010 and 2009, we advanced zero and $14.2 million, respectively, for LNG commissioning cargoes, net of amounts transferred to CIP.

Debt Agreements

Senior Notes

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three and six-month periods ended June 30, 2010, we made distributions of $105.1 million and $211.8 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three and six-month periods ended June 30, 2009, we made distributions of $73.0 million and $149.3 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly-owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly-owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly-owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During the three-month periods ended June 30, 2010 and, 2009, we paid an aggregate of $2.0 million and $1.8 million respectively, under the foregoing service agreements from restricted cash and cash equivalents.  During the six-month periods ended June 30, 2010 and 2009, we paid an aggregate of $4.0 million and $4.2 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

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

Results of Operations

Three-Month Period Ended June 30, 2010 vs. Three-Month Period Ended June 30, 2009

Overall Operations

Our consolidated net income increased $18.5 million, from $44.9 million in the three-month period ended June 30, 2009 to $63.4 million in the three-month period ended June 30, 2010. This increase in net income primarily resulted from the commencement of services under our Chevron TUA beginning on July 1, 2009.  This increase was partially offset by increases in operating expenses, depreciation expense and interest expense resulting from completing construction and placing our LNG receiving terminal into operation during 2009.

Revenues

Revenues increased $34.1 million, from $95.7 million in the three-month period ended June 30, 2009 to $129.8 million in the three-month period ended June 30, 2010. This increase primarily resulted from the commencement of services under our Chevron TUA beginning on July 1, 2009.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $0.6 million, from $8.7 million in the three-month period ended June 30, 2009 to $9.3 million in the three-month period ended June 30, 2010. This increase primarily resulted from the achievement of full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $3.4 million, from $7.2 million in the three-month period ended June 30, 2009 to $10.6 million in the three-month period ended June 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of our LNG receiving terminal in the third quarter of 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $10.2 million, from $33.4 million in the three-month period ended June 30, 2009 to $43.6 million in the three-month period ended June 30, 2010. This increase resulted from the achievement of full operability of our LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Six-Month Period Ended June 30, 2010 vs. Six-Month Period Ended June 30, 2009

Overall Operations

Our consolidated net income increased $64.5 million, from $61.4 million in the six-month period ended June 30, 2009 to $125.9 million in the six-month period ended June 30, 2010. This increase in net income primarily resulted from the commencement of services under our Total TUA beginning on April 1, 2009 and our Chevron TUA beginning on July 1, 2009.  This increase was partially offset by increases in operating expenses, depreciation expense and interest expense resulting from completing construction and placing our LNG receiving terminal into operation during 2009.

Revenues

Revenues increased $102.3 million, from $158.2 million in the six-month period ended June 30, 2009 to $260.5 million in the six-month period ended June 30, 2010. This increase primarily resulted from the commencement of services under our Total TUA beginning on April 1, 2009 and our Chevron TUA beginning on July 1, 2009.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $5.1 million, from $15.3 million in the six-month period ended June 30, 2009 to $20.4 million in the six-month period ended June 30, 2010. This increase primarily resulted from the achievement of full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $7.3 million, from $13.8 million in the six-month period ended June 30, 2009 to $21.1 million in the six-month period ended June 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of our LNG receiving terminal in the third quarter of 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $20.8 million, from $66.3 million in the six-month period ended June 30, 2009 to $87.1 million in the six-month period ended June 30, 2010. This increase resulted from the achievement of full operability of our LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from our estimates.

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

Marketing and Trading Commodity Price Risk

On behalf of Sabine Pass LNG, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At June 30, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions was zero and less than $0.1 million, respectively.

As of June 30, 2010, Cheniere Marketing, on behalf of Sabine Pass LNG, had entered into no financial derivative instruments.

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

In the future, we may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner and legal counsel, as of June 30, 2010, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors

We have updated our Risk Factors in a Current Report on Form 8-K dated as of the date of this quarterly report, which are incorporated herein by reference.

Item 6.	Exhibits

3.1*	Sixth Amended and Restated Agreement of Limited Partnership of Sabine Pass LNG, L.P., dated June 30, 2010

10.1
Termination Agreement, dated June 24, 2010, by and among Sabine Pass LNG, L.P., Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Cheniere Energy, Inc. (SEC File No. 001-16383), filed on August 6, 2010)

10.2
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and  Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Cheniere Energy, Inc. (SEC File No. 001-16383), filed on August 6, 2010)

10.3
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Cheniere Energy, Inc. (SEC File No. 001-16383), filed on August 6, 2010)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, LLC, its general partner

/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer of Sabine Pass LNG-GP, LLC, general partner of Sabine Pass LNG, L.P.
(on behalf of the registrant and as principal accounting officer)

Date: August 5, 2010