Form 10-Q
period 2010-09-30
Sabine Pass LNG, L.P.
filed 2010-11-05
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,178	$117,411
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	722	5,037
Accounts receivable—affiliate	—	3,586
Advances to affiliate	2,458	5,358
Advances to affiliate—LNG inventory	—	1,319
LNG inventory	901	1,521
Prepaid expenses and other	5,540	4,594
TOTAL CURRENT ASSETS	69,728	152,558

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,394	82,394
PROPERTY, PLANT AND EQUIPMENT, NET	1,559,573	1,588,557
DEBT ISSUANCE COSTS, NET	23,108	26,953
OTHER	9,973	8,639
TOTAL ASSETS	$1,744,776	$1,859,101

LIABILITIES AND PARTNERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$17	$39
Accounts payable—affiliate	1	287
Accrued liabilities	56,964	22,002
Accrued liabilities—affiliate	2,079	3,095
Deferred revenue	26,340	26,456
Deferred revenue—affiliate	21,592	63,507
TOTAL CURRENT LIABILITIES	106,993	115,386

LONG-TERM DEBT, NET OF DISCOUNT	2,111,921	2,110,101
LONG-TERM DEBT—RELATED PARTY, NET OF DISCOUNT	74,629	72,928
DEFERRED REVENUE	30,500	33,500
DEFERRED REVENUE—AFFILIATE	9,813	7,360
OTHER NON-CURRENT LIABILITIES	319	327
COMMITMENTS AND CONTINGENCIES	—	—
PARTNERS’ DEFICIT	(589,399)	(480,501)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,744,776	$1,859,101

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES
Revenues	$65,945	$65,035	$198,776	$97,112
Revenues—affiliate	63,426	63,498	191,136	189,665
TOTAL REVENUES	129,371	128,533	389,912	286,777

EXPENSES
Operating and maintenance expense	5,865	4,752	20,107	14,445
Operating and maintenance expense—affiliate	3,017	2,810	9,167	8,393
Depreciation expense	10,538	8,905	31,661	22,711
General and administrative expense	516	415	2,037	858
General and administrative expense—affiliate	2,274	2,294	7,337	7,064
TOTAL EXPENSES	22,210	19,176	70,309	53,471

INCOME FROM OPERATIONS	107,161	109,357	319,603	233,306
OTHER INCOME (EXPENSE)
Interest income	75	62	194	486
Interest expense, net	(43,451)	(38,089)	(130,576)	(104,370)
Derivative gain, net	—	1,158	460	4,482
Other	—	—	2	12
TOTAL OTHER EXPENSE	(43,376)	(36,869)	(129,920)	(99,390)
NET INCOME	$63,785	$72,488	$189,683	$133,916

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit

Balance at December 31, 2009	$—	$(480,501)	$—	$(480,501)
Net income	—	189,683	—	189,683
Distributions	—	(298,581)	—	(298,581)
Balance at September 30, 2010	$—	$(589,399)	$—	$(589,399)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$189,683	$133,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,661	22,711
Non-cash derivative loss	124	1,639
Amortization of debt issuance costs	3,759	2,863
Amortization of debt discount	3,521	3,521
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Changes in operating assets and liabilities:
Accounts and interest receivable	369	141
Accounts receivable—affiliate	3,586	59
Accounts payable and accrued liabilities	41,070	33,239
Accounts payable and accrued liabilities—affiliate	(1,301)	1,844
Advances to affiliate	2,900	(4,458)
Deferred revenue	(3,116)	21,170
Deferred revenue—affiliate	(41,915)	—
Prepaid and other	876	227
NET CASH PROVIDED BY OPERATING ACTIVITIES	190,020	175,675

CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	—	71,088
LNG receiving terminal construction-in-process, net	(3,636)	(97,253)
Advances under long-term contracts	(36)	(404)
NET CASH USED IN INVESTING ACTIVITIES	(3,672)	(26,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to owner	(298,581)	(222,508)
Debt issuance costs	—	(23)
NET CASH USED IN FINANCING ACTIVITIES	(298,581)	(222,531)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(112,233)	(73,425)
CASH AND CASH EQUIVALENTS—beginning of period	117,411	194,827
CASH AND CASH EQUIVALENTS—end of period	$5,178	$121,402

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms “Sabine Pass LNG,” “we”, “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly-owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

NOTE 2—LNG Inventory and Advances to Affiliate—LNG Inventory

Liquified natural gas (“LNG”) inventory and advances to affiliate—LNG inventory are recorded at cost and are subject to lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At September 30, 2010 and December 31, 2009, we had $0.9 million and $1.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, of advances to affiliate—LNG inventory on our Consolidated Balance Sheets.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—“Long-Term Debt (including related party)”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of September 30, 2010 and December 31, 2009, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2010 and December 31, 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents.  These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consist of LNG receiving terminal costs and fixed assets, as follows (in thousands):

	September 30, 2010	December 31, 2009
LNG RECEIVING TERMINAL COSTS
LNG receiving terminal	$1,628,296	$1,627,564
LNG receiving terminal construction-in-process	1,837	—
LNG site and related costs, net	171	176
Accumulated depreciation	(71,243)	(39,975)
Total LNG receiving terminal costs, net	1,559,061	1,587,765

FIXED ASSETS
Computers and office equipment	227	259
Vehicles	383	421
Machinery and equipment	955	931
Other	482	419
Accumulated depreciation	(1,535)	(1,238)
Total fixed assets, net	512	792

PROPERTY, PLANT AND EQUIPMENT, NET	$1,559,573	$1,588,557

We began depreciating equipment and facilities associated with our LNG receiving terminal when costs were ready for use.  Depreciation expense related to our LNG receiving terminal totaled $10.5 million and $8.8 million for the three-month periods ended September 30, 2010 and 2009, respectively, and totaled $31.3 million and $22.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

NOTE 5—Accrued Liabilities

As of September 30, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Interest expense and related debt fees	$54,929	$14,152
LNG receiving terminal construction and operating costs	2,035	7,850
Affiliate	2,079	3,095
Total accrued liabilities	$59,043	$25,097

NOTE 6—Long-Term Debt (including related party)

As of September 30, 2010 and December 31, 2009, our long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior Notes, net of discount	$2,111,921	$2,110,101
Senior Notes, net of discount—related party	74,629	72,928
Total long-term debt, net of discount	$2,186,550	$2,183,029

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2010, we made distributions of $86.8 million and $298.6 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2009, we made distributions of $73.2 million and $222.5 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

NOTE 7—Financial Instruments

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives on our behalf to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory.  Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.  The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.  We had no open financial derivative instruments at September 30, 2010.

Other Financial Instruments

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):
	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$530,750	$550,000	$503,250
2016 Notes, net of discount (1)	1,636,550	1,493,352	1,633,029	1,371,744

(1)
The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2010 and December 31, 2009, as applicable.

NOTE 8—Related Party Transactions

As of September 30, 2010 and December 31, 2009, we had $2.5 million and $5.4 million of advances to affiliates, respectively.  In addition, we have entered into the following related party transactions:

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

In June 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC (“Investments”), a wholly-owned subsidiary of Cheniere Energy Partners, L.P. (“Cheniere Partners”), including all of its

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

rights, titles, interests, obligations and liabilities in and under the TUA.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028.  Cheniere Partners has guaranteed Investments’ obligations under its TUA.

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

Advances to affiliate—LNG inventory is recorded at cost and is subject to LCM adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. At September 30, 2010 and December 31, 2009, we had zero and $1.3 million, respectively, advances to affiliate—LNG inventory on our Consolidated Balance Sheets. During the three- and nine-month periods ended September 30, 2010 and 2009, we incurred fixed fees from Cheniere Marketing of zero and $0.3 million, respectively.

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

During the three-month periods ended September 30, 2010 and 2009, we paid an aggregate of $1.9 million and $2.0 million, respectively, under the foregoing service agreements.  During the nine-month periods ended September 30, 2010 and 2009, we paid an aggregate of $5.9 million and $6.1 million, respectively.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG receiving terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its existing TUA to Investments and concurrently entered into a Variable Capacity Rights Agreement (“VCRA”), allowing Cheniere Marketing to continue to monetize

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(unaudited)

Investments’ capacity under the TUA after the assignment.  The VCRA provides that Cheniere Marketing will continue to fund the CEAs during the term of the VCRA and in exchange Cheniere Marketing will receive any future credits.

On a consolidated basis, these TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2010 and December 31, 2009, we had $9.8 million and $7.4 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

During the three- and nine-month periods ended September 30, 2010, we sold or purchased natural gas for fuel under an agreement with Cheniere Marketing.  Under this agreement, we purchase natural gas from Cheniere Marketing to use as fuel at our LNG receiving terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG receiving terminal and plus an administrative fee paid to Cheniere Marketing. We purchased $1.2 million and $1.8 million of natural gas from Cheniere Marketing under this contract for the three- and nine-month periods ended September 30, 2010, respectively.  We did not purchase any natural gas from Cheniere Marketing under this contract for the three- and nine-month periods ended September 30, 2009.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG receiving terminal.  We received zero and $0.9 million under this contract for the three- and nine-month periods ended September 30, 2010, respectively.

NOTE 9—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$82,340	$56,767
Construction in process and debt issuance additions funded with accrued liabilities	—	7,916

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our current report on Form 8-K dated August 6, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

In June 2010, Cheniere Marketing assigned its TUA with us to Cheniere Energy Investments, LLC (“Investments”), a wholly owned subsidiary of Cheniere Partners, including all of its rights, titles, interests, obligations and liabilities in and under the TUA, as amended, between Cheniere Marketing and us.  In connection with the assignment, Cheniere’s guarantee of Cheniere Marketing’s obligations under the TUA was terminated.  Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028.  Cheniere Partners has guaranteed Investments’ obligations under its TUA.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2010, we had $5.2 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless whether we receive revenues from Investments (or Cheniere Partners, as guarantor), we expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes.  However, we must satisfy certain restrictions under the indenture governing the Senior Notes (“Sabine Pass Indenture”) before being able to make distributions to our limited partner, which will require that Investments make a substantial portion of its TUA payments to us.  Investments has a limited operating history, limited capital and no credit rating.  If we are unable to make cash distributions to our limited partner, then Investments will likely be unable to meet its ongoing TUA payments and Cheniere Partners would not be able to satisfy its guarantee obligations to us.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG receiving terminal has been fully reserved under three 20-year, firm commitment TUAs.  2.0 Bcf/d is contracted with unaffiliated third parties, and 2.0 Bcf/d is contracted with Investments.  Each of the three customers at our LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party customers as follows:

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine-month periods ended September 30, 2010 and 2009 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2010	2009
SOURCES OF CASH AND CASH EQUIVALENTS
Operating cash flow	$190,020	$175,675
Use of restricted cash and cash equivalents	—	71,088
Total sources of cash and cash equivalents	190,020	246,763

USES OF CASH AND CASH EQUIVALENTS
Distribution to owners	(298,581)	(222,508)
LNG receiving terminal construction-in-process, net	(3,636)	(97,253)
Other	(36)	(427)
Total uses of cash and cash equivalents	(302,253)	(320,188)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(112,233)	(73,425)
CASH AND CASH EQUIVALENTS—beginning of period	117,411	194,827
CASH AND CASH EQUIVALENTS—end of period	$5,178	$121,402

Operating cash flow

Operating cash flow increased $14.3 million for the nine-month period ended September 30, 2010 compared to the same period in 2009. The increase in operating cash flow was a result of obtaining full TUA reservation fee payments from Total and Chevron in the first nine months of 2010 compared to receiving seven payments from Total and four payments from Chevron in the first nine months of 2009, which resulted in $74.3 million of increased operating cash flow.  This increase was offset by a decrease in TUA payments that we received from affiliates.  In 2009, Cheniere Marketing began making its TUA payments, on a voluntary basis, quarterly; however, in June 2010, after the assignment of the TUA from Cheniere Marketing to Investments, Investments began making its TUA payments on a monthly basis.  This change in the timing of affiliate TUA payments resulted in a $41.0 million decrease in operating cash flow for the nine-month period ended September 30, 2010 compared to the same period in 2009.  The remaining changes in operating cash flow resulted primarily from timing in operating and maintenance payments.

Use of restricted cash and cash equivalents

During the nine-month period ended September 30, 2009, $71.1 million of restricted cash and cash equivalents was used to pay construction activities at our LNG receiving terminal.  The decreased use of restricted cash and cash equivalents during the nine-month period ended September 30, 2010 primarily resulted from substantially completing construction of our LNG receiving terminal during the third quarter of 2009.

Distributions to owners

During the nine-month periods ended September 30, 2010 and 2009, we made $298.6 million and $222.5 million, respectively, in distributions to our owners after satisfying conditions in the Sabine Pass Indenture discussed below.

LNG receiving terminal construction-in-process, net

LNG receiving terminal construction-in-process, net (“CIP”) decreased $93.6 million for the nine-month period ended September 30, 2010 compared to the same period in 2009.  The decrease in CIP resulted from substantial completion of our LNG receiving terminal’s construction activities during the third quarter of 2009.

Debt Agreements

Senior Notes

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2010, we made distributions of $86.8 million and $298.6 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2009, we made distributions of $73.2 million and $222.5 million, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

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

During the three-month periods ended September 30, 2010 and 2009, we paid an aggregate of $1.9 million and $2.0 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.  During the nine-month periods ended September 30, 2010 and 2009, we paid an aggregate of $5.9 million and $6.1 million, respectively, under the foregoing service agreements from restricted cash and cash equivalents.

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

Results of Operations

Three-Month Period Ended September 30, 2010 vs. Three-Month Period Ended September 30, 2009

Overall Operations

Our consolidated net income decreased $8.7 million, from $72.5 million in the three-month period ended September 30, 2009 to $63.8 million in the three-month period ended September 30, 2010. This decrease in net income primarily resulted from increased interest expense, increased operating and maintenance expense (including affiliate expense), increased depreciation expense and decreased derivative gain that was partially offset by increased revenues.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $5.4 million, from $38.1 million in the three-month period ended September 30, 2009 to $43.5 million in the three-month period ended September 30, 2010. This increase resulted from the achievement of full operability of our LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $1.3 million, from $7.6 million in the three-month period ended September 30, 2009 to $8.9 million in the three-month period ended September 30, 2010. This increase primarily resulted from increased fuel costs resulting from achieving full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation Expense

Depreciation expense increased $1.6 million, from $8.9 million in the three-month period ended September 30, 2009 to $10.5 million in the three-month period ended September 30, 2010. This increase resulted from our beginning to depreciate the costs associated with the achievement of full operability of our LNG receiving terminal in the third quarter of 2009.

Derivative Gain

Derivative gain decreased $1.2 million, from $1.2 million in the three-month period ended September 30, 2009 to zero in the three-month period ended September 30, 2010.  During three-month period ended September 30, 2009, Cheniere Marketing had entered into financial derivatives on our behalf to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. We had no open financial derivative instruments during the three-month period ended September 30, 2010.

Revenues

Revenues increased $0.9 million, from $128.5 million in the three-month period ended September 30, 2009 to $129.4 million in the three-month period ended September 30, 2010. This increase primarily resulted from increased customer LNG delivered to our LNG receiving terminal in the three month period ended September 30, 2010 as compared to the same period in 2009 that resulted in increased retainage revenues. Retainage revenues represent the 2% of LNG delivered for our customer’s account that we are entitled to under each of our TUAs.

Nine-Month Period Ended September 30, 2010 vs. Nine-Month Period Ended September 30, 2009

Overall Operations

Our consolidated net income increased $55.8 million, from $133.9 million in the nine-month period ended September 30, 2009 to $189.7 million in the nine-month period ended September 30, 2010. This increase in net income primarily resulted from increased third-party TUA revenues that were partially offset by increased interest expense, increased depreciation expense, and increased operating and maintenance expense (including affiliate expense).

Revenues

Revenues increased $103.1 million, from $286.8 million in the nine-month period ended September 30, 2009 to $389.9 million in the nine-month period ended September 30, 2010. This increase primarily resulted from the commencement of services under our Total TUA beginning on April 1, 2009 and our Chevron TUA beginning on July 1, 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $26.2 million, from $104.4 million in the nine-month period ended September 30, 2009 to $130.6 million in the nine-month period ended September 30, 2010. This increase resulted from the achievement of full operability of our LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Depreciation Expense

Depreciation expense increased $9.0 million, from $22.7 million in the nine-month period ended September 30, 2009 to $31.7 million in the nine-month period ended September 30, 2010. This increase resulted from beginning to depreciate the costs associated with the achievement of full operability of our LNG receiving terminal in the third quarter of 2009.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) increased $6.5 million, from $22.8 million in the nine-month period ended September 30, 2009 to $29.3 million in the nine-month period ended September 30, 2010. This increase primarily resulted from increased tug service costs and increased fuel costs associated with the full operability of our LNG receiving terminal during the entire nine-month period ended September 30, 2010, as compared to only a portion of the nine-month period ended September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report. (See Note 7—“Financial Instruments” of our Notes to Consolidated Financial Statements for our fair value measurement disclosures.)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Cheniere Marketing has entered into exchange-cleared NYMEX natural gas swaps on our behalf to hedge the exposure to variability in expected future cash flows related to the future sale of LNG inventory.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At September 30, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions was zero and less than $0.1 million, respectively.

As of September 30, 2010, Cheniere Marketing had entered into no financial derivative instruments on our behalf.

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

In the future, we or any of our subsidiaries may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management of our general partner, as of September 30, 2010, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

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

Date: November 4, 2010