Form 10-K
period 2010-12-31
Sabine Pass LNG, L.P.
filed 2011-03-03
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of liquefied natural gas ("LNG") imports into North America; sales of natural gas in North America or other markets; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources;

•	statements regarding any financing or refinancing transactions or arrangements, or ability to enter into such transactions or arrangements;

•
statements regarding any commercial arrangements presently contracted, optioned or marketed, or potential arrangements, to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification or storage capacity that are, or may become, subject to such commercial arrangements;

•	statements regarding counterparties to our TUAs and other contracts;

•
statements regarding any business strategy, any business plans or any other plans, forecasts, projections or objectives, including potential revenues and expenditures, any or all of which are subject to change;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” "contemplate," “develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this annual report.

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

General

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P. (“Cheniere Partners”), which is the 100% parent of Cheniere Energy Investments, LLC ("Cheniere Investments"), the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Our LNG terminal has been constructed with an aggregate designed regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and five LNG storage tanks with an aggregate designed LNG storage capacity of approximately 16.9 Bcf along with two unloading docks.

Unless the context requires otherwise, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

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

Our Business Strategy

Our primary business objective is to generate stable cash flows by:

•	operating our LNG terminal safely, efficiently and reliably; and

•	providing services to our long-term TUA customers to generate steady and reliable revenues and operating cash flows.

Our Business

We have constructed and are now operating our LNG terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, Cheniere formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG terminal. We have long-term leases for three tracts of land consisting of 853 acres in Cameron Parish, Louisiana. Our LNG terminal has a regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate LNG storage capacity of approximately 16.9 Bcf. We achieved the commercial operability of our LNG terminal in September 2008 and substantial completion of the construction of our LNG terminal in the third quarter of 2009.

Customers

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG terminal has been contracted under two 20-year, firm commitment TUAs with unaffiliated third parties, and a third TUA with Cheniere Investments. Cheniere Investments is a wholly owned subsidiary of Cheniere Partners that is approximately 90.6% owned by Cheniere. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments will be made by our third-party customers as follows:

•
Total Gas and Power North America, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In November 2006, Cheniere Marketing, LLC ("Cheniere Marketing") reserved approximately 2.0 Bcf/d of regasification capacity under a TUA with us and was required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Effective July 1, 2010, Cheniere Marketing assigned its TUA to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities under the TUA. Cheniere Investments is required to make approximately $250 million per year of capacity payments through at least September 30, 2028. Cheniere Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Competition

We currently do not experience competition for our LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that is available at our LNG terminal has been fully reserved under three 20-year TUAs, under which each of the terminal’s customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when we have to replace any TUAs, we will compete with other then-existing LNG terminals and their customers. In addition, to the extent we are required to obtain LNG for cool down of our LNG terminal, we must compete in the world LNG market to purchase and transport cargoes of LNG. We may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation

Our LNG terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases the cost of operating our LNG terminals, and failure to comply with such laws could result in substantial penalties.  We have been in substantial compliance with all regulations discussed herein.

Federal Energy Regulatory Commission ("FERC")

In order to site and construct our LNG terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (“NGA”). In addition, orders from the FERC authorizing construction of an LNG terminal are typically subject to specified conditions that must be satisfied throughout operation of our LNG terminal. Throughout the life of our LNG terminal, we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 (“EPAct”) was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG terminal. The EPAct amended the NGA to prohibit market manipulation.  The EPAct increased civil and criminal penalties for any violations of the NGA, the National Gas Policy Act of 1978 (“NGPA”) and any rules, regulations or orders of the FERC up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the operation of our LNG terminal and the liquefaction project are also subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including: DOE, Advisory Counsel on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (“EPA”) and U.S. Department of Homeland Security.

Our LNG terminal is subject to U.S. Department of Transportation siting requirements and regulations of the U.S. Coast Guard relating to facility security. Moreover, our LNG terminal is subject to local and state laws, rules, and regulations.

Environmental Regulation

Our LNG terminal operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial liabilities for non-compliance or releases. Failure to comply with these laws and regulations may also result in substantial civil and criminal fines and penalties.

Clean Air Act (CAA)

Our LNG terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that operations of our LNG terminal will be materially adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. Mandatory reporting requirements were promulgated by the EPA and finalized on October 30, 2009. This rule requires mandatory reporting for greenhouse gases from stationary fuel combustion sources. An additional section, which requires reporting for all fugitive emissions throughout the Sabine Pass LNG terminal, was finalized in November 2010. In addition, Congress has considered proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Coastal Zone Management Act (CZMA)

Our LNG terminal is subject to the requirements of the CZMA throughout the construction of facilities located within the coastal zone.  The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the Railroad Commission and the General Land Office).  This program is implemented in coordination with the Department of the Army construction permitting process to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act (CWA)

Our LNG terminal operations are subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act (RCRA)

The federal RCRA and comparable state statutes govern the disposal of “hazardous wastes.” In the event any hazardous wastes are generated in connection with our LNG terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our LNG terminal operations may be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

Employees and Labor Relations

We have no employees. Cheniere employs all persons necessary for the operation and maintenance of our LNG terminal and the conduct of our business. Generally, we reimburse Cheniere for the services of their employees. As of February 21, 2010, Cheniere had 196 full-time employees. See Note 11—“Related Party Transactions” in our Notes to Consolidated Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

Available Information

Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operation, financial condition, liquidity and prospects.

The risk factors below are grouped into the following categories:
•Risks Relating to Our Financial Matters; and
•Risks Relating to Our Business.

Risks Relating to Our Financial Matters

We have substantial indebtedness, which we will need to refinance, extend or otherwise satisfy in whole or in part at or prior to maturity.

We will need to refinance, extend or otherwise satisfy $2.2 billion of indebtedness outstanding, consisting primarily of our $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. We may not be able to refinance, extend or otherwise satisfy our indebtedness as needed, on commercially reasonable terms or at all.

Our substantial indebtedness and restrictions contained in existing or future debt agreements could adversely affect our ability to operate our business and prevent us from satisfying or refinancing our debt obligations.

Our substantial indebtedness and restrictions contained in existing or future debt agreements could have important adverse consequences, including:

•	limiting our ability to attract customers;

•	limiting our ability to compete with other companies that are not as highly leveraged;

•
limiting our flexibility in and ability to plan for or react to changing market conditions in our industry and to economic downturns, and making us more vulnerable than our less leveraged competitors to an industry or economic downturn;

•
limiting our ability to use operating cash flow in other areas of our business or for distributions to our partners because we must dedicate a substantial portion of these funds to service debt, including indebtedness that we may incur in the future;

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

Our substantial indebtedness and the restrictive covenants contained in our existing or future debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business. If we fail to comply with the restrictions contained in the agreements governing our existing indebtedness or any subsequent financing agreements, a default may allow our creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.

If we are unsuccessful in operating our business due to our substantial indebtedness or other factors, we may be unable to repay, refinance or extend our indebtedness on commercially reasonable terms or at all.

To service our indebtedness, we require significant amounts of cash flow from operations.

We require significant amounts of cash flow from operations in order to make annual interest payments of approximately $164.8 million on the Senior Notes. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund our capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

The indenture governing the Senior Notes contains restrictions that limit our flexibility in operating our business.

The indenture governing the Senior Notes contains several significant covenants that, among other things, restrict our ability to:

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

If we fail to comply with the restrictions in the indenture governing the Senior Notes or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies.

We could incur more indebtedness in the future, which could exacerbate the risks associated with our substantial leverage.

The indenture governing the Senior Notes does not prohibit us from incurring additional indebtedness, including additional senior or secured indebtedness, and other liabilities, or from pledging assets to secure such indebtedness and liabilities. The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure additional indebtedness, could adversely affect our business, results of operations and financial condition if we are unable to service our indebtedness.

Our ability to generate needed amounts of cash is substantially dependent upon our TUAs with three customers, and we will be materially and adversely affected if any customer fails to perform its TUA obligations for any reason.

Our future results and liquidity are dependent upon performance by Chevron and Total, each of which has entered into a TUA with us and agreed to pay us approximately $125 million per year, and with Cheniere Investments, which is required to pay us approximately $250 million per year. We are dependent on each customer's continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers' obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, results of operations, financial condition and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Cheniere Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. In addition, Cheniere Partners, which has guaranteed Cheniere Investments' TUA obligations, has no credit rating. Accordingly, we believe that Cheniere Investments and Cheniere Partners have a higher risk of being financially unable to perform their obligations under Cheniere Investments' TUA than either Chevron or Total have with respect to their TUAs. Although each of our TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at our LNG terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk and the potential for that risk to adversely affect us are greater for Cheniere Investments than for Total and Chevron. The principal risks attendant to Cheniere Investments' future ability to generate operating cash flow to support its TUA obligations include the following:

•
neither Cheniere Investments nor Cheniere Marketing, which is required to provide services for, and make payments to, Cheniere Investments, has unconditional agreements or arrangements for any supplies of LNG, or for the utilization of capacity that Cheniere Investments has contracted for under its TUA with us and may not be able to obtain such agreements or arrangements on economical terms, or at all;

•
neither Cheniere Investments nor Cheniere Marketing has unconditional commitments from customers for the purchase of the natural gas that they propose to sell from our LNG terminal, and they may not be able to obtain commitments or other arrangements on economical terms, or at all;

•
in order to arrange for supplies of LNG, and for transportation, storage and sales of natural gas, Cheniere Investments will require significant credit support and funding, which it may not be able to obtain on terms that are acceptable to it, or at all; and

•
even if Cheniere Investments or Cheniere Marketing is able to arrange for supplies and transportation of LNG to our LNG terminal, and for transportation and sales of natural gas to customers, it may experience negative cash flows and adverse liquidity effects due to fluctuations in supply, demand and price for LNG, for transportation of LNG, for natural gas and for storage and transportation of natural gas.

The business plans of both Cheniere Investments and Cheniere Marketing may be limited by access to capital and their lack of a credit rating. These factors create financial obstacles and exacerbate the risk that neither Cheniere Investments nor Cheniere Marketing will be able to enter into commercial arrangements with third parties to commercially exploit all of Cheniere Investments' capacity at our LNG terminal on commercially advantageous terms or at all.

Any or all of these factors, as well as other risk factors described elsewhere herein and other risk factors that we or Cheniere Investments may not be able to anticipate, control or mitigate, could materially and adversely affect the business, results of operations, financial condition, prospects and liquidity of Cheniere Investments, which in turn could have a material adverse effect upon us.

Each customer's TUA for capacity at our LNG terminal is subject to termination under certain circumstances.

Each of our long-term TUAs contains various termination rights. For example, each customer may terminate its TUA if our LNG terminal experiences a force majeure delay for longer than 18 months, fails to redeliver a specified amount of natural gas in accordance with the customer's redelivery nominations or fails to accept and unload a specified number of the customer's proposed LNG cargoes. We may not be able to replace these TUAs on desirable terms, or at all, if they are terminated.

We may be restricted under the terms of the Sabine Pass Indenture from making distributions under certain circumstances, which may limit Cheniere Investments' ability to make payments under its TUA with us.

The indenture governing the Senior Notes restricts payments that we can make in certain events. We are permitted to pay distributions only after the following payments have been made:

•
an operating account has been funded with amounts sufficient to cover the succeeding 45 days of operating and maintenance expenses, maintenance capital expenditures and obligations, if any, under an assumption agreement and a state tax sharing agreement;

•
one-sixth of the amount of interest due on the Senior Notes on the next interest payment date (plus any shortfall from any such month subsequent to the preceding interest payment date) has been transferred to a debt payment account;

•	outstanding principal on the Senior Notes then due and payable has been paid;

•	taxes payable by us or the guarantors of the Senior Notes and permitted payments in respect of taxes have been paid; and

•	the debt service reserve account has on deposit the amount required to make the next interest payment on the Senior Notes.

In addition, we will only be able to make distributions in the event that we could, among other things, incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio test of 2:1 at the time of payment and after giving pro forma effect to the distribution.

We are also prohibited under the indenture governing the Senior Notes from paying distributions upon the occurrence of any of the following events, among others:

•	a default for 30 days in the payment of interest on, or additional interest, if any, with respect to, the Senior Notes;

•	a failure to pay any principal of, or premium, if any, on the Senior Notes;

•	a failure to comply with various covenants in the indenture;

•	a failure to observe any other agreement in the indenture beyond any specified cure periods;

•
a default under any mortgage, indenture or instrument governing any indebtedness for borrowed money by us in excess of $25.0 million if such default results from a failure to pay principal or interest on, or results in the acceleration of, such indebtedness;

•	a final money judgment or decree (not covered by insurance) in excess of $25.0 million is not discharged or stayed within 60 days following entry;

•	a failure of any material representation or warranty in the security documents entered into in connection with the indenture to be correct;

•	the Sabine Pass LNG terminal project is abandoned; or

•	certain events of bankruptcy or insolvency.

Our inability to pay distributions as a result of the foregoing restrictions in the indenture may inhibit Cheniere Investments' ability to make payments under its TUA with us.

The fixed charge coverage ratio test contained in the indenture governing the Senior Notes could prevent us from making cash distributions. As a result, Cheniere Investments may be prevented from making payments to us under its TUAs, which could materially and adversely affect us.

We are not permitted to make cash distributions if our consolidated cash flow is not at least twice our fixed charges, calculated as required in the indenture governing our Senior Notes. In order to satisfy this fixed charge coverage ratio test, we estimate that our consolidated cash flow, as defined in the indenture, must be greater than approximately $375 million. Thus, TUA payments from Cheniere Investments are needed in addition to the TUA payments from Chevron and Total. Cheniere Investments has not commercialized its reserved regasification capacity or implemented its liquefaction project and may have difficulty making its TUA payments.

In addition, even if we receive the contracted payments under the Cheniere Investments TUA, the fixed charge coverage test will not be satisfied if those payments do not constitute revenues under U.S. generally accepted accounting principles, or GAAP, as then in effect and as provided in the Sabine Pass Indenture. Because the Cheniere Investments TUA is an agreement between related parties, payments under the Cheniere Investments TUA may not constitute revenues under GAAP as currently in effect if Cheniere Investments is determined to lack economic substance apart from Sabine Pass LNG. We believe Cheniere Investments could be determined to lack economic substance apart from Sabine Pass LNG if, for example, Cheniere Investments has no substantive business and is not pursuing, and has no prospect of developing, any substantive business apart from its TUA with Sabine Pass LNG.

If Cheniere Investments does not receive distributions from us, Cheniere Investments may not be able to continue to make payments to us under its TUA, which could have a material and adverse effect on our business, results of operations, financial condition and prospects.

Risks Relating to Our Business

Operation of our LNG terminal involves significant risks.

As more fully discussed in these Risk Factors, our LNG terminal faces operational risks, including the following:

•	performing below expected levels of efficiency;

•	breakdown or failures of equipment or systems;

•	operational errors by vessel or tug operators or others;

•	operational errors by us or any contracted facility operator or others;

•	labor disputes; and

•	weather-related interruptions of operations.

To maintain the cryogenic readiness of our LNG terminal, we may need to purchase and process LNG. Our customers have the obligation to procure LNG if necessary for our LNG terminal to maintain its cryogenic state. If they fail to do so, we may need to procure such LNG.

We will need to maintain the cryogenic readiness of our LNG terminal. Our customers have the obligation to procure LNG to maintain the cryogenic readiness of the terminal. If a customer procures the LNG, the other customers and we will reimburse the procuring customer for each of their allocable share of the LNG acquired to maintain the cryogenic readiness of our LNG terminal. Should our customers fail to procure the necessary LNG, we have the right to procure the LNG. If we are unable to obtain financing on acceptable terms, then we will need to maintain sufficient working capital for such a purchase until we receive reimbursement for the allocable costs of the LNG from our customers or sell the regasified LNG. We may bear the commodity price and other risks of purchasing LNG, holding it in our inventory for a period of time and selling the regasified LNG.

We may be required to purchase natural gas to provide fuel at our LNG terminal, which would increase operating costs and could have a material adverse effect on our results of operations.

Our TUAs provide for an in-kind deduction of 2% of the LNG delivered to our LNG terminal, which we use primarily as fuel for revaporization and self-generated power and to cover natural gas unavoidably lost at the facility. There is a risk that this 2% in-kind deduction will be insufficient for these needs and that we will have to purchase additional natural gas from third parties. We will bear the cost and risk of changing prices for any such fuel.

Hurricanes or other disasters could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at our LNG terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, our LNG terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, our LNG terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and we experienced damage at our LNG terminal.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, our LNG terminal or related infrastructure. If there are changes in the global climate, storm frequency and intensity may increase; should it result in rising seas, our coastal operations would be impacted.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the operation of our LNG terminal could impede operations and could have a material adverse effect on us.

The operation of our LNG terminal is a highly regulated activity. The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate our LNG terminal. Although we have obtained all of the necessary authorizations to operate our LNG terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Failure to maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 17, 2011, Cheniere and its subsidiaries had 196 full-time employees. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of our LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our general partner's executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and our general partner does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our general partner's ability to engage, and Cheniere's ability to attract and retain, additional qualified personnel.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Investments.

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have entered into a TUA with Cheniere Investments, under which Cheniere Investments will be able to derive substantial economic benefits. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

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

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect on us.

The operation of our LNG terminal and other potential future operations at the site, including a proposed liquefaction project, are subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our LNG terminal site and assets or damage to persons and property. In addition, operations at our LNG terminal site and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that control, among other things, discharges to air and water; the handling, storage and disposal of hazardous chemicals, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA, and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the operation of our LNG terminal and require us to maintain permits and provide governmental authorities with access to the facility for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our LNG terminal, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

There are numerous regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the EPA. For example, the adoption of frequently proposed legislation implementing a carbon tax on energy sources that emit carbon dioxide into the atmosphere may have a material adverse effect on the ability of our customers, particularly Cheniere Investments, (i) to import LNG, if imposed on them as importers of potential emission sources, or (ii) to sell regasified LNG, if imposed on them or their customers as natural gas suppliers or consumers. In addition, as we consume retainage gas at our LNG terminal, this carbon tax may also be imposed on us directly.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect our customers, particularly Cheniere Investments, and could materially and adversely affect our business, results of operations, financial condition and prospects.

Operations at our LNG terminal are dependent upon the ability of our customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and recent discoveries of substantial quantities of natural gas in the Marcellus Shale, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

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

Political instability in foreign countries that have supplies of natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the U.S. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-U.S. markets or to competitors' LNG terminals in the U.S.

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternative energy sources could impede our customers' ability to import LNG into North America on a commercial basis. Any significant impediment to the ability to import LNG into the United States generally or to our LNG terminal specifically could have a material adverse effect on our customers, particularly Cheniere Investments, and on our business, results of operations, financial condition and prospects.

Decreases in the demand for and price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the performance of our TUA customers, particularly Cheniere Investments, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

The development of domestic LNG terminals and LNG projects generally is based on assumptions about the future price of natural gas and the availability of natural gas. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	relatively minor changes in the supply of, and demand for, natural gas in relevant markets;

•	political conditions in natural gas producing regions;

•	the extent of domestic production and importation of natural gas in relevant markets;

•	the level of demand for LNG and natural gas in relevant markets, including the effects of economic downturns or upturns;

•	weather conditions;

•	the competitive position of natural gas as a source of energy compared with other energy sources; and

•	the effect of government regulation on the production, transportation and sale of natural gas.

Adverse trends or developments affecting any of these factors could result in decreases in the price of natural gas, leading to reduced development of LNG projects worldwide. Such reductions could adversely affect the performance of our TUA customers, particularly Cheniere Investments, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Cyclical or other changes in the demand for LNG regasification capacity may adversely affect the performance of our TUA customers, particularly Cheniere Investments, and could reduce our operating revenues and may cause us operating losses.

The economics of our LNG terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG import or export capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG terminal;

•	insufficient or oversupply of LNG liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification or liquefaction services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•
changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

These factors could materially and adversely affect the ability of our customers, including Cheniere Investments, to procure supplies of LNG to be imported into North America and to procure customers for regasified LNG at economical prices, or at all.

We may face competition from competitors with far greater resources.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities to serve the North American natural gas market. Our LNG regasification service competitors in North America include major energy corporations. In addition, competitors have developed or reopened additional LNG terminals in Europe, Asia and other markets, which also compete with our LNG terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to natural gas and LNG supplies than we do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Insufficient development of additional LNG liquefaction capacity worldwide could adversely affect the performance of our TUA customers, particularly Cheniere Investments, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Commercial development of an LNG facility takes a number of years and requires substantial capital investment. Many factors could negatively affect continued development of LNG facilities, including:

•	increased construction costs;

•	economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;

•	decreases in the price of LNG and natural gas, which might decrease the expected returns relating to investments in LNG projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;

•	political unrest or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG facility or LNG vessel.

There may be shortages of LNG vessels worldwide, which could adversely affect the performance of our customers, particularly Cheniere Investments, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate our LNG terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of our construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes' effects on the construction of our LNG terminal. Any increase in our operating costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

All of our anticipated revenue in 2011 will be dependent upon one facility: our LNG terminal in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at our LNG terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist or military incident may result in temporary or permanent closure of existing LNG facilities, including our LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Operations at our LNG terminal could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, particularly Cheniere Investments, including their ability to satisfy their obligations to us under their TUAs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Statement of Operations Data:
Revenues (including affiliates)	$523,223	$416,790	$15,000	$—	$—
Expenses (including affiliates)	93,481	76,579	30,391	11,615	10,265
Income (loss) from operations	429,742	340,211	(15,391)	(11,615)	(10,265)
Other expense (1)	(173,297)	(141,402)	(63,547)	(39,731)	(50,495)
Net income (loss)	$256,445	$198,809	$(78,938)	$(51,346)	$(60,760)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$268,426	$244,722	$78,302	$—	$(27,901)
Cash flows provided by (used in) investing activities	(5,076)	(26,431)	75,940	—	(1,544,408)
Cash flows provided by (used in) financing activities	(374,835)	(295,707)	40,585	—	1,572,309

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,926	$117,411	$194,827	$—	$—
Restricted cash and cash equivalents (current)	13,732	13,732	41,158	191,179	176,324
Non-current restricted cash and cash equivalents	82,394	82,394	126,056	442,019	982,613
Property, plant and equipment, net	1,550,465	1,588,557	1,517,507	1,127,289	651,676
Total assets	1,695,305	1,859,101	1,944,345	1,826,881	1,858,111
Long-term debt, net of discount	2,187,724	2,110,101	2,107,673	2,032,000	2,032,000
Long-term debt—related party, net of discount	—	72,928	70,661	—	—
Deferred revenue—long term	29,500	33,500	37,500	40,000	40,000
Deferred revenue—affiliate (long-term)	9,813	7,360	4,971	2,583	—

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2010 Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies

•	Recent Accounting Standards

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P. (“Cheniere Partners”), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Following the achievement of commercial operability of our LNG terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, under its TUA. In December 2008, Cheniere Marketing began paying us its monthly capacity reservation fee payment on a quarterly basis. We also began receiving monthly capacity reservation fee payments from Total Gas and Power North America, Inc. (“Total”) and Chevron U.S.A., Inc. (“Chevron”) under their TUAs in March 2009 and June 2009, respectively.

In June 2010, Cheniere Marketing assigned its TUA with us to Cheniere Energy Investments, LLC (“Cheniere Investments”), a wholly owned subsidiary of Cheniere Partners, effective July 1, 2010, including all of its rights, titles, interests, obligations and liabilities in and under the TUA, as amended, between Cheniere Marketing and us. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Our Business

Our LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day (“Bcf/d”) and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks. Construction of our LNG terminal commenced in March 2005. We achieved full operability during the third quarter of 2009 with total sendout capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate storage capacity of approximately 16.9 Bcf.

Overview of Significant 2010 Events

In 2010, we maintained commercial operability of our LNG terminal and continued to execute our strategy to generate steady and reliable revenues under our long-term TUAs.

Cheniere Partners has announced plans to add liquefaction service at our LNG terminal site, which would transform the terminal into a bi-directional facility capable of liquefying and exporting natural gas in addition to importing and regasifying foreign-sourced LNG. We will not have any ownership interest in the liquefaction assets or bi-directional service and do not anticipate incurring any material costs in connection with Cheniere Partners' development of the project.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2010, we had $5.9 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund operating expenditures and interest requirements. Regardless whether we receive revenues from Cheniere Investments (or Cheniere Partners, as guarantor), we expect to have sufficient cash flow from payments made under our Total and Chevron TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes. However, we must satisfy certain restrictions under the indenture governing the Senior Notes (“Sabine Pass Indenture”) before being able to make distributions to our limited partner, which will require that Cheniere Investments make a substantial portion of its TUA payments to us. Cheniere Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. If we are unable to make cash distributions to our limited partner, then Cheniere Investments may be unable to meet its ongoing TUA payments and Cheniere Partners may not be able to satisfy its guarantee obligations to us.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG terminal has been fully reserved under three 20-year, firm commitment TUAs. 2.0 Bcf/d is contracted with unaffiliated third parties, and 2.0 Bcf/d is contracted with Cheniere Investments. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party customers as follows:

•
Total has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer's regasification capacity reservation fees payable under its respective TUA.

In addition, pursuant to the assignment agreement with Cheniere Marketing as discussed above, Cheniere Investments has reserved the remaining 2.0 Bcf/d of regasification capacity and 6.9 Bcfe of storage capacity at our LNG terminal. Cheniere Investments is required to make approximately $250 million per year of capacity payments through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2010, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2010	2009	2008
Sources of cash and cash equivalents
Use of restricted cash and cash equivalents	$—	$71,088	$503,093
Proceeds from issuance of debt	—	—	144,965
Operating cash flow	268,426	244,722	78,302
Total sources of cash and cash equivalents	268,426	315,810	726,360

Uses of cash and cash equivalents
LNG terminal construction-in-process, net	(4,955)	(96,918)	(402,955)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	—	—	(9,923)
Investment in restricted cash and cash equivalents	—	—	(99,543)
Distributions to owners	(374,835)	(295,684)	—
Debt issuance costs	—	(23)	(4,837)
Advances under long-term contracts	(121)	(601)	(14,032)
Other	—	—	(243)
Total uses of cash and cash equivalents	(379,911)	(393,226)	(531,533)

Net increase (decrease) in cash and cash equivalents	(111,485)	(77,416)	194,827
Cash and cash equivalents—beginning of year	117,411	194,827	—
Cash and cash equivalents—end of year	$5,926	$117,411	$194,827

Use of restricted cash and cash equivalents

In 2010, 2009 and 2008, zero, $71.1 million and $503.1 million of restricted cash and cash equivalents, respectively, were primarily used to pay for construction activities at our LNG terminal.  Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes that have been designated as restricted cash and cash equivalents are used, they are presented as a source of cash and cash equivalents. The decreased use of restricted cash and cash equivalents in 2009 and 2010 primarily resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG terminal in September 2008, and the substantial completion of our LNG terminal’s construction activities during the third quarter 2009.

Proceeds from issuance of debt

Proceeds from issuance of debt were $145.0 million in 2008. The $145.0 million borrowings during 2008 related to the additional issuance of 2016 Notes.

Operating cash flow

Operating cash flow was $268.4 million, $244.7 million and $78.3 million in 2010, 2009 and 2008, respectively.

The $23.7 million increase in operating cash flow in 2010 compared to 2009 was a result of obtaining a full year of TUA reservation fee payments from Total and Chevron in 2010 compared to only part of 2009 after Total and Chevron's TUA commenced, which resulted in $74.7 million of increased operating cash flow in 2010. This increase was offset by a decrease in TUA payments that we received from affiliates. In 2008, Cheniere Marketing began making its TUA payments, on a voluntary basis, quarterly; however, in June 2010, after the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. This change in the timing of affiliate TUA payments resulted in a $41.0 million decrease in operating cash flow in 2010 compared to 2009. The remaining $10.0 million change in operating cash flow resulted primarily from timing in operating and maintenance payments.

The $166.4 million increase in operating cash flow in 2009 compared to 2008 was a result of the commencement of Total and Chevron's TUA reservation fee payments during 2009.

LNG terminal construction-in-process, net

Capital expenditures for our LNG terminal were $5.0 million, $96.9 million and $403.0 million in 2010, 2009 and 2008, respectively.  Our capital expenditures decreased in 2010 as a result of the substantial completion of the construction of our LNG terminal in the third quarter of 2009. Our capital expenditures decreased in 2009 as a result of completing construction of the initial sendout capacity at our LNG terminal in September 2008.

Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process

During 2008, we advanced $9.9 million for LNG commissioning cargoes, net of amounts transferred to LNG terminal construction-in-process.

Investments in restricted cash and cash equivalents

Investments in restricted cash and cash equivalents were $99.5 million in 2008. Investment in restricted cash and cash equivalents are cash and cash equivalents that have been contractually restricted to be used for a specific purpose. The 2008 investments in restricted cash and cash equivalents were related to borrowings that were contractually restricted to be used in the construction of our LNG terminal and for interest payments on the Senior Notes.

Distributions to owners

In 2010, we made $374.8 million in distributions to our owners after satisfying conditions in the Sabine Pass Indenture governing our Senior Notes, discussed below.

In 2009, we made $295.7 million in distributions to our owners after satisfying conditions in the Sabine Pass Indenture governing our Senior Notes, discussed below.

Advances under long-term contracts

We have entered into certain contracts and purchase agreements related to the construction of our LNG terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received.  Advances under long-term contracts were $0.1 million, $0.6 million and $14.0 million in 2010, 2009 and 2008, respectively. The decrease in 2010 and 2009 compared to 2008 resulted from the substantial completion of the construction of our LNG terminal in the third quarter of 2009. During 2009, our LNG terminal received equipment that we had previously advanced payment for under long-term contracts.

Debt Agreements

Senior Notes

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (the "Senior Notes"), consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,665.5 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During 2010, 2009 and 2008, we made distributions of $374.8 million, $295.7 million and zero, respectively, to our owners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During 2010, 2009 and 2008, we paid an aggregate of $7.9 million, $8.0 million and $5.2 million, respectively, under the following service agreements.

In February 2005, we entered into a 20-year operation and maintenance agreement (the "O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. For further description of the O&M Agreement, see Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements.

In February 2005, we entered into a 20-year management services agreement (the "MSA Agreement") with our general partner, which is a wholly-owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG terminal, excluding those matters provided for under the O&M Agreement. In August 2008, our general partner assigned all of its rights and obligations under the MSA Agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation). For further description of the MSA Agreement, see Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements.

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

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table (in thousands) summarizes certain contractual obligations in place as of December 31, 2010.

	Payments Due for Years Ended December 31,
	Total	2011	2012-2013	2014-2015	Thereafter
Operating lease obligations (1) (2)	$267,346	$8,988	$17,836	$17,836	$222,686
Long-term debt (excluding interest) (3)	2,215,500		550,000		1,665,500
Service contracts:
Affiliate O&M Agreement (4)	22,100	1,560	3,120	3,120	14,300
Affiliate Sabine Pass LNG MSA (4)	88,400	6,240	12,480	12,480	57,200
Construction and purchase obligations (4)	3,168	3,084	84	—	—
Cooperative endeavor agreements (4)	14,720	2,453	4,907	4,907	2,453
Other obligation (5)	1,500	750	750	—	—
Total	$2,612,734	$23,075	$589,177	$38,343	$1,962,139

(1)	A discussion of these obligations can be found in Note 12—“Leases” to our Consolidated Financial Statements.

(2)	Minimum lease payments have not been reduced by a minimum sublease rental of $123.0 million due in the future under non-cancelable tug boat subleases.

(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2010, our cash payments for interest would be $164.8 million in 2011, $164.8 million in 2012, $161.5 million in 2013, $124.9 million in 2014, $124.9 million in 2015 and $114.5 million for the remaining years for a total of $855.4 million.  See Note 10—“Long-Term Debt (including related party)" of our Consolidated Financial Statements.

(4)	A discussion of these obligations can be found in Note 11—“Related Party Transactions” to our Consolidated Financial Statements.

(5)	Other obligation consists of LNG terminal security services.

Results of Operations

Overall Operations

2010 vs. 2009

Our consolidated net income increased $57.6 million, from $198.8 million in 2009 to $256.4 million in 2010. This $57.6 million increase in net income in 2010 resulted from the commencement of revenues under the Total TUA on April 1, 2009 and the Chevron TUA on July 1, 2009.

2009 vs. 2008

Our consolidated net income increased $277.7 million, from a net loss of $78.9 million in 2008 to net income of $198.8 million in 2009. This $277.7 million increase in net income in 2009 resulted from the commencement of revenues under the Cheniere Marketing TUA beginning on October 1, 2008, the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Revenues

Our revenues increased from zero in 2008 to $163.9 million in 2009 and $268.3 million in 2010.  These increases are primarily a result of the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Revenue—Affiliates

2009 vs. 2008

Our revenue from affiliate increased $237.9 million, from $15.0 million in 2008 to $252.9 million in 2009. Cheniere Marketing made capacity reservation fee payments aggregating approximately $250 million in 2009. Following the achievement of commercial operability of our LNG terminal in September 2008, Cheniere Marketing made a capacity payment of $15.0 million for October, November and December of 2008.

Operating and Maintenance Expense (including Affiliate Expense)

2010 vs. 2009

Operating and maintenance expense (including affiliate expense) increased $6.7 million, from $32.5 million in 2009 to $39.2 million in 2010. This $6.7 million increase resulted from the substantial completion of construction and achievement of full operability of our LNG terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

2009 vs. 2008

Operating and maintenance expense (including affiliate expense) increased $21.0 million, from $11.5 million in 2008 to $32.5 million in 2009. This $21.0 million increase resulted from placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal into service in September 2008 and the substantial completion of construction and achievement of full operability of the Sabine Pass LNG terminal, with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity, in the third quarter of 2009.

Depreciation Expense

2010 vs. 2009

Depreciation expense increased $9.6 million, from $32.7 million in 2009 to $42.3 million in 2010. This $9.6 million increase in depreciation expense primarily resulted from beginning to depreciate the costs associated with the achievement of full operability of our LNG terminal in the third quarter of 2009.

2009 vs. 2008

Depreciation expense increased $24.7 million, from $8.0 million in 2008 to $32.7 million in 2009. This $24.7 million increase in depreciation expense was primarily related to beginning depreciation on the costs associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal that was placed into service in the third quarter of 2008. In addition, depreciation expense increased in 2009 as a result of the substantial completion of construction and achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009 as described above.

General and Administrative Expense (including Affiliate Expense)

2009 vs. 2008

General and administrative expense (including affiliate expense) increased $2.7 million, from $8.6 million in 2008 to $11.3 million in 2009. This increase primarily related to an increase in the amount of service agreement charges due to the achievement of substantial completion of our LNG terminal in March 2009.

Interest Income

2009 vs. 2008

Interest income decreased $11.1 million, from $11.6 million in 2008 to $0.5 million in 2009. This decrease resulted from less restricted cash and cash equivalents invested and lower interest rates during 2009 compared to 2008.

Interest Expense, net

2010 vs. 2009

Interest expense, net of amounts capitalized, increased $26.8 million, from $147.2 million in 2009 to $174.0 million in 2010. This $26.8 million increase in interest expense, net of amount capitalized, primarily resulted from the achievement of full operability of our LNG terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

2009 vs. 2008

Interest expense, net of amounts capitalized, increased $67.4 million, from $79.8 million in 2008 to $147.2 million in 2009. This $67.4 million increase in interest expense, net of amount capitalized, primarily resulted from the additional $183.5 million, before discount, of 2016 Notes issued in September 2008, and a decrease in interest expense subject to capitalization in 2009 compared to 2008 due to the costs associated with placing the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal into service in September 2008 and achievement of full operability of the Sabine Pass LNG terminal in the third quarter of 2009 as described above.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

We capitalized interest and other related debt costs during the construction period of our LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and are amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  The retained 2% of LNG delivered for each customer’s account at our LNG terminal is recognized as revenue as we perform the services set forth in each customer’s TUA.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the consolidated balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated combined financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the carrying amount of property, plant and equipment. Actual results could differ significantly from those estimates.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report. (See Note 7—"Financial Instruments" of our Notes to Consolidated Financial Statements for our fair value measurement disclosures.)

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

Based on our assessment, we have concluded that Sabine Pass LNG maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of Sabine Pass LNG’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Sabine Pass LNG’s registered public accounting firm pursuant to rules of the Security Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Certifications

The certifications of Sabine Pass LNG’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Sabine Pass LNG’s Form 10-K.

Sabine Pass LNG, L.P.

By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI	By:	/s/ MEG A. GENTLE
	Charif Souki		Meg A. Gentle
	Chief Executive Officer and President		Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, LLC, and
Partners of Sabine Pass LNG, L.P.

We have audited the accompanying consolidated balance sheets of Sabine Pass LNG, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabine Pass LNG, L.P. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
March 2, 2011

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$5,926	$117,411
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	1,378	5,037
Accounts receivable—affiliate	349	3,586
Advances to affiliate	3,543	5,358
Advances to affiliate—LNG inventory	—	1,319
LNG inventory	1,212	1,521
Prepaid expenses and other	4,326	4,594
Total current assets	30,466	152,558

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,550,465	1,588,557
Debt issuance costs, net	22,004	26,953
Other	9,976	8,639
Total assets	$1,695,305	$1,859,101
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$—	$39
Accounts payable—affiliate	—	287
Accrued liabilities	15,685	22,002
Accrued liabilities—affiliate	2,975	3,095
Deferred revenue	26,592	26,456
Deferred revenue—affiliate	21,592	63,507
Total current liabilities	66,844	115,386

Long-term debt, net of discount	2,187,724	2,110,101
Long-term debt, net of discount—related party	—	72,928
Deferred revenue	29,500	33,500
Deferred revenue—affiliate	9,813	7,360
Other non-current liabilities	315	327
Commitments and contingencies	—	—
Partners' deficit	(598,891)	(480,501)
Total liabilities and partners’ deficit	$1,695,305	$1,859,101

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues
Revenues	$268,328	$163,862	$—
Revenues—affiliates	254,895	252,928	15,000
Total revenues	523,223	416,790	15,000

Expenses
Operating and maintenance expense	27,069	20,683	6,345
Operating and maintenance expense—affiliate	12,090	11,833	5,125
Depreciation expense	42,299	32,742	7,994
Development expense	—	—	1,184
Development expense—affiliate	—	—	1,158
General and administrative expense	2,453	1,863	3,093
General and administrative expense—affiliate	9,570	9,458	5,492
Total expenses	93,481	76,579	30,391

Income (loss) from operations	429,742	340,211	(15,391)

Other income (expense)
Interest income	258	524	11,553
Interest expense, net	(174,016)	(147,201)	(79,773)
Derivative gain (loss), net	461	5,277	4,653
Other	—	(2)	20
Total other expense	(173,297)	(141,402)	(63,547)

Net income(loss)	$256,445	$198,809	$(78,938)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2007	$—	$(304,688)	$—	$(304,688)
Net loss	—	(78,938)	—	(78,938)
Balance at December 31, 2008	—	(383,626)	—	(383,626)

Distributions to limited partner	—	(295,684)	—	(295,684)
Net income	—	198,809	—	198,809
Balance at December 31, 2009	—	(480,501)	—	(480,501)

Distributions to limited partner	—	(374,835)	—	(374,835)
Net income	—	256,445	—	256,445
Balance at December 31, 2010	$—	$(598,891)	$—	$(598,891)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$256,445	$198,809	$(78,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	42,299	32,742	7,994
Amortization of debt discount	4,695	4,695	1,369
Amortization of debt issuance costs	4,863	3,818	3,984
Non-cash derivative (gain) loss	124	1,106	(1,230)
Interest income on restricted cash and cash equivalents	—	—	(13,375)
Use of restricted cash and cash equivalents	—	—	75,809
Changes in operating assets and liabilities:
Deferred revenue—affiliate	(41,915)	765	65,130
Deferred revenue	(3,864)	19,955	—
Accounts payable and accrued liabilities	(21)	(11,519)	22,057
Advances to affiliate	1,815	(3,160)	(491)
Accounts payable and accrued liabilities—affiliate	(407)	2,685	(350)
Accounts receivable—affiliate	3,237	(3,167)	(419)
Other	1,155	(2,007)	(3,238)
Net cash provided by operating activities	268,426	244,722	78,302

Cash flows from investing activities
Use of (investment in) restricted cash and cash equivalents	—	71,088	503,093
LNG terminal construction-in-process, net	(4,955)	(96,918)	(402,955)
Advances under long-term contracts	(121)	(601)	(14,032)
Advances to affiliate—LNG held for commissioning, net of amounts transferred to LNG terminal construction-in-process	—	—	(9,923)
Other	—	—	(243)
Net cash provided by (used in) investing activities	(5,076)	(26,431)	75,940

Cash flows from financing activities
Distribution to limited partner	(374,835)	(295,684)	—
Debt issuance costs	—	(23)	(4,837)
Proceeds from issuance of debt	—	—	144,965
Use of (investment in) restricted cash and cash equivalents	—	—	(99,543)
Net cash provided by (used in) financing activities	(374,835)	(295,707)	40,585

Net increase (decrease) in cash and cash equivalents	(111,485)	(77,416)	194,827
Cash and cash equivalents—beginning of year	117,411	194,827	—
Cash and cash equivalents—end of year	$5,926	$117,411	$194,827

See accompanying notes to consolidated financial statements.

NOTE 1—NATURE OF OPERATIONS

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), an indirect subsidiary of Cheniere Energy, Inc. (“Cheniere”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.6% ownership interest in Cheniere Energy Partners, L.P., which is the indirect parent of Sabine Pass GP, Sabine Pass LNG-LP and us. As used in these Notes to Consolidated Financial Statements, the terms “we”, “us” and “our” refer to Sabine Pass LNG, L.P. The purpose of this limited partnership is to own, develop and operate a liquefied natural gas (“LNG”) receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the “LNG terminal”).

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

We capitalized interest and other related debt costs during the construction period of the Sabine Pass LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, has been amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA. For a discussion of revenue from related parties, please read Note 11—“Related Party Transactions”.  The retained 2% of LNG delivered for each customer’s account at our LNG terminal is recognized as revenue as we perform the services set forth in each customer’s TUA.

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 6—“Debt Issuance Costs” and Note 10—“Long-Term Debt (including related party)”). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

Income Taxes

We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements. Our taxable income or loss, which may vary substantially from the net income or loss reported in the Consolidated Statements of Operations, is able to be included in the federal income tax returns of each partner.

At December 31, 2010, the tax basis of our assets and liabilities was $255 million less than the reported amounts of our assets and liabilities.

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

We have entered into certain long-term TUAs with unaffiliated third parties for regasification capacity at our LNG terminal. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. We have mitigated this credit risk by securing TUAs for a significant portion of our regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 billion cubic feet per day ("Bcf/d") of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2010, 2009 or 2008.

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

Based on the real property lease agreement at our LNG terminal, at the expiration of the term of the lease we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreement at our LNG terminal has a term of up to 90 years including renewal options. Due to the language in the real property lease agreement, we have determined that the cost to surrender our LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG terminal.

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

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

As of December 31, 2010 and 2009, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2010 and 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—LNG INVENTORY AND ADVANCES TO AFFILIATE—LNG INVENTORY

Liquefied natural gas (“LNG”) inventory and advances to affiliate-LNG inventory are recorded at cost and are subject to lower of cost or market (“LCM”) adjustments at the end of each period. Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. As of December 31, 2010 and 2009, we had $1.2 million and $1.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. At December 31, 2010 and 2009, we had zero and $1.3 million, respectively, of advances to affiliate-LNG inventory on our Consolidated Balance Sheets.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs, LNG site and related costs and fixed assets, as follows (in thousands):

	December 31,
	2010	2009
LNG terminal costs
LNG terminal	$1,629,427	$1,627,564
LNG terminal construction-in-process	2,160	—
LNG site and related costs, net	170	176
Accumulated depreciation	(81,781)	(39,975)
Total LNG terminal costs, net	1,549,976	1,587,765

Fixed assets
Computer and office equipment	227	259
Vehicles	384	421
Machinery and equipment	964	931
Other	550	419
Accumulated depreciation	(1,636)	(1,238)
Total fixed assets, net	489	792

Property, plant and equipment, net	$1,550,465	$1,588,557

As of December 31, 2010, our LNG terminal had been placed into service, and all costs associated with the construction of our LNG terminal are presented in the table as LNG terminal. Depreciation expense related to our LNG terminal totaled $41.8 million, $32.2 million and $7.8 million for 2010, 2009 and 2008, respectively.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2009. Our LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of our LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Marine berth, electrical, facility and roads	35
Regassification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Others	15-30

Our ARO assessment is based on the real property lease agreements for our LNG terminal site.  At the expiration of the term of the leases, we are required to surrender our LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements have a term of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender our LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG terminal.

NOTE 6—DEBT ISSUANCE COSTS

Debt issuance costs directly associated with the Senior Notes were capitalized and are being amortized over periods of seven and ten years, which are the terms of the Senior Notes. The amortization of the debt issuance cost was recorded as interest expense and subsequently capitalized as construction-in-process during the construction period of our LNG terminal. As of December 31, 2010 and 2009, we had capitalized $22.0 million and $27.0 million (net of accumulated amortization of $17.4 million and $12.5 million), respectively, of costs directly associated with the Senior Notes, as follows (in thousands):

As of December 31, 2010:

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(5,525)	$3,828
2016 Notes	30,057	10 years	(11,881)	18,176
Total	$39,410		$(17,406)	$22,004

Scheduled amortization of these debt issuance costs related to the Senior Notes for the next five years is estimated to be $19.2 million.

NOTE 7—FINANCIAL INSTRUMENTS

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”) has entered into financial derivatives on our behalf to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. We had no open financial derivative instruments at December 31, 2010.

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

Financial Instruments (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$503,250
2016 Notes, net of discount (1)	1,637,724	1,523,083	1,633,029	1,371,744

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2010 and 2009, as applicable.

NOTE 8—ACCRUED LIABILITIES

As of December 31, 2010 and 2009, accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Interest and related debt fees	$13,732	$14,152
LNG terminal construction costs	1,953	7,850
Affiliate	2,975	3,095
Total accrued liabilities	$18,660	$25,097

NOTE 9—DEFERRED REVENUES

Advance Capacity Reservation Fee

In November 2004, Total Gas and Power North America, Inc. (“Total”) paid us a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at our LNG terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to us in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

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

As of December 31, 2010, we had recorded $4.0 million and $29.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees. As of December 31, 2009, we had recorded $4.0 million and $33.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees.

TUA Payments

Following the achievement of commercial operability of our LNG terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing under its TUA. As of December 31, 2009, we had recorded $62.7 million as current deferred revenue—affiliate related to Cheniere Marketing’s quarterly advance capacity reservation fee payments. Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC (“Cheniere Investments”), a wholly owned subsidiary of Cheniere Energy Partners, L.P. (“Cheniere Partners”), including all of its rights, titles, interests, obligations and liabilities in and under the TUA. After the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. As of December 31, 2010, we had recorded $20.9 million as current deferred revenue—affiliate related to Cheniere Investments monthly advance capacity reservation fee payment.

Total and Chevron are obligated to make monthly TUA payments to us in advance of the month of service. These monthly payments are recorded to current deferred revenue in the period cash is received and are then recorded as revenue in the next month when the TUA service is performed. As of December 31, 2010 and 2009, we had recorded $21.0 million and $20.9 million, respectively, as current deferred revenue on our Consolidated Balance Sheets related to Total's and Chevron's monthly TUA payments.

Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements (“CEAs”) with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2010 and 2009, we had $9.8 million and $7.4 million, respectively, of other assets and deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 10—LONG-TERM DEBT (including related party)

As of December 31, 2010 and 2009, our long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009
Senior Notes, net of discount	$2,187,724	$2,110,101
Senior Notes, net of discount—related party	—	72,928
Total long-term debt	2,187,724	2,183,029

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Notes (the "Senior Notes"), consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million.  One of the lenders making a portion of the loans evidenced by the additional 2016 Notes was GSO Capital Partners, L.P. (“GSO”), an affiliate of two members of Cheniere’s board of directors until their resignation in December 2010. As part of an agreement executed in December 2010, GSO agreed to terminate the right to nominate or designate board members of Cheniere and these two members resigned. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture. We placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of our LNG terminal. In addition, we placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement we entered into in connection with the Senior Notes, which are used by us for working capital and other general business purposes.

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2010 and 2009, we made distributions of $374.8 million and $295.7 million, respectively, to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 11—RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, we had $3.5 million and $5.4 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement (“TUA”) with us and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere Energy, Inc. (“Cheniere”) guaranteed Cheniere Marketing's obligations under its TUA.

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Investments, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

LNG Lease Agreement

In September 2008, we entered into an agreement in the form of a lease with Cheniere Marketing that enabled us to hedge the exposure to variability in expected future cash flows of its commissioning cargoes. The agreement permitted Cheniere Marketing to deliver LNG to our LNG terminal and to receive regasified LNG for redelivery as natural gas in exchange for the use of the properties of the LNG to cool down our LNG terminal. Under the terms of the agreement, we paid Cheniere Marketing a fixed fee based on the delivered quantity of LNG in each LNG cargo. We assumed full price risk of the purchase and sale of the LNG and also financed all activities relating to the LNG. Cheniere Marketing held title to the LNG at all times and sold all redelivered LNG and remitted the net proceeds from such sales back to us.

Advances to affiliate-LNG inventory is recorded at cost and is subject to LCM adjustments at the end of each period. Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. As of December 31, 2010 and 2009, we had zero and $1.3 million, respectively, advances to affiliate-LNG inventory on our Consolidated Balance Sheets. During the years ended December 31, 2010 and 2009, we incurred fixed fees from Cheniere Marketing of zero and $0.3 million, respectively, which we capitalized as property, plant and equipment on our Consolidated Balance Sheets.

Service Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement (the "O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement (the "MSA Agreement") with our general partner, which is a wholly-owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG terminal, excluding those matters provided for under the O&M Agreement. In August 2008, our general partner assigned all of its rights and obligations under the MSA Agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During the years ended December 31, 2010, 2009 and 2008, we paid an aggregate of $7.9 million, $8.0 million and $5.2 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2010 and 2009, we had and $9.8 million and $7.4 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

During the year ended December 31, 2010, we sold or purchased natural gas for fuel under an agreement with Cheniere Marketing. Under this agreement, we purchase natural gas from Cheniere Marketing to use as fuel at our LNG terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG terminal, plus an administrative fee paid to Cheniere Marketing. We purchased $2.8 million and zero of natural gas from Cheniere Marketing under this contract for the years ended December 31, 2010 and 2009, respectively.

Contract for Commissioning Activities

We have entered into a number of related party agreements for commissioning activities with Cheniere Marketing. During the years ended December 31, 2010 and 2009 we paid zero under these commissioning activities agreements. During the year ended December 31, 2008, we paid an aggregate of $34.6 million pursuant to these commissioning activities agreements.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We received $0.9 million pursuant to this contract for the year ended December 31, 2010.

Tug Sharing Agreement

In connection with the tug boat lease described in Note 12—“Leases”, Tug Services entered into a Tug Sharing Agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Cheniere Marketing paid Tug Services $1.9 million and $2.6 million in 2010 and 2009, respectively, pursuant to this agreement.

NOTE 12—LEASES

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2010 under our land leases and the tug boat lease as described below (in thousands):

Year ending December 31,	Lease Payments (2)
2011	$8,988
2012	8,918
2013	8,918
2014	8,918
2015	8,918
Later years (1)	222,686
Total minimum payments required	$267,346

(1)
The later years include the remaining initial term and six 10-year extensions of our land leases and the remaining initial term and two 5-year extensions of our tug boat lease, as the lease option renewals were reasonably assured.

(2)
Lease payments for our tug boat lease represent our lease payment obligation and do not take into account the $123.0 million of future sublease payments we will receive from our three TUA customers that effectively offset our lease payment obligation, as discussed below.

Land Leases

In January 2005, we exercised our options and entered into three land leases for the site of our LNG terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment is adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements.

Tug Boat Lease

In the second quarter of 2009 we acquired a lease for the use of tug boats and marine services at our LNG terminal as a result of our purchase of Tug Services (the "Tug Agreement").  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this acquisition, Tug Services entered into a Tug Sharing Agreement with Chevron, Total and Cheniere Marketing to provide their LNG cargo vessels with tug boat and marine services at our LNG terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

NOTE 13—COMMITMENTS AND CONTINGENCIES

LNG Commitments

We have entered into TUAs with Total, Chevron and Cheniere Investments to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG terminal. See Note 11—“Related Party Transactions” for information regarding such agreements.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 11—“Related Party Transactions” for information regarding such agreements.

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay or cause certain of its affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. In 2003, Freeport LNG Development, L.P. (“Freeport LNG”) contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s terminal. Cheniere has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG. The Crest Royalty is subject to a maximum of approximately $11.0 million and a minimum of $2.0 million per production year. The calculation of the Crest Royalty, and the scope of Freeport LNG's assumed obligations to pay the Crest Royalty, are being litigated in a declaratory judgment action pending in Texas state court.

Other Commitments

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2010, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 11—“Related Party Transactions” for information regarding such agreements.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash paid for interest, net of amounts capitalized	$164,793	$138,659	$77,243
Construction-in-process and debt issuance additions funded with accrued liabilities	696	(66)	9,893

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010:
Revenues	$130,778	$129,764	$129,371	$133,310
Income from operations	105,461	106,981	107,161	110,139
Net income	$62,540	$63,357	$63,785	$66,763

Year ended December 31, 2009:
Revenues	$62,549	$95,695	$128,533	$130,013
Income from operations	46,622	77,325	109,357	106,905
Net income	$16,564	$44,862	$72,488	$64,892

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2010, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management Report on Internal Control Over Financial Reporting is included within Financial Statements and Supplementary Data on page 24 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Sabine Pass LNG, L.P.

We have no employees, directors or officers. We are managed by our general partner, Sabine Pass GP. Except for Mr. Duva, the individuals who serve on the board of directors and as executive officers of our general partner also serve as executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. Each of our general partner’s directors and executive officers spent less than a majority of his or her time on our business in 2010.

Our general partner is not a public company and it is not listed on any stock exchange and as a result it is not required to, and does not have, any independent standing committees of its board of directors. Our general partner’s only committee is an audit committee comprised of Mr. Souki who serves as an executive officer and/or director of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. There is not an audit committee financial expert on the audit committee because our financial statements are combined with those of Cheniere and Cheniere Partners, each of which has an audit committee with an audit committee financial expert.

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 21, 2011, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner.

Name	Age	Position with Our General Partner
Charif Souki	58	Director and Chief Executive Officer
Victor Duva	52	Director
R. Keith Teague	46	President
Meg A. Gentle	36	Chief Financial Officer

Charif Souki is a director and Chief Executive Officer of our general partner and has held that officer position since April 2008. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere’s board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President of Cheniere in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, Mr. Souki was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. He has served as a director since the formation of our general partner in 2003. Mr. Souki is also a director, Chairman of the Board and Chief Executive Officer of the general partner of Cheniere Partners.  It was determined that Mr. Souki should serve as a director of our general partner because he is the Chief Executive Officer of Cheniere, our general partner and the general partner of Cheniere Partners and is responsible for developing the companies’ overall strategy and vision and implementing the business plans.  In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings an unique perspective to the board of directors of the general partner.  Mr. Souki has not held any other directorship positions in the past five years.

Victor Duva serves as an independent director of our general partner. Mr. Duva joined C T Corporate Staffing, Inc. in 1981, serving as the President since 2003. Mr. Duva has held various positions with C T Corporate Staffing, Inc., including Account Representative, Assistant Vice President/Office Manager of two offices and Business Process Analyst. He received his B.A. at St. Thomas of Villanova University. Mr. Duva was elected as a director in 2007. As long as any of the Senior Notes (described in Note 10—"Long-Term Debt (including related party)" of our Notes to Consolidated Financial Statements) remain outstanding, our general partner must have at least one independent director serving on its board of directors.  For a discussion of director independence, see Certain Relationships and Related Transactions, and Director Independence.  It was determined that Mr. Duva should serve as a director of our general partner because of his many years of experience serving as an independent director for private companies.  Mr. Duva has not held any other public company directorship positions in the past five years.

R. Keith Teague is President of our general partner and has held that position since April 2008. He has served as Senior Vice President—Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President—Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is currently a director, President and Chief Operating Officer of the general partner of Cheniere Energy Partners. He is responsible for the development, construction and operation of Cheniere’s LNG terminal and pipeline assets. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University.

Meg A. Gentle is Chief Financial Officer of our general partner and has held that position since March 2009.  She has served as Senior Vice President and Chief Financial Officer of Cheniere since March 2009. She served as Senior Vice President—Strategic Planning and Finance from February 2008 to March 2009.  Prior to that time, she served as Vice President of Strategic Planning since September 2005 and Manager of Strategic Planning since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle is currently a director, Senior Vice President and Chief Financial Officer of the general partner of Cheniere Partners.  Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University.

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

Compensation Committee Report

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors of our general partner would take action on any compensation issue, if needed. In fulfilling its responsibilities, the board of directors of our general partner, in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the members of the board of directors of our general partner:
Charif Souki
Victor Duva

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors of our general partner would perform the functions of the compensation committee in the event such committee is needed.

None of the directors of our general partner or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2010.

Director Compensation

Our general partner has paid no compensation to its directors that are Cheniere employees since inception and has no plans to do so in the future. Mr. Duva is compensated $2,300 per year for his services as an independent director as described below.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charif Souki (1)	$—	$—	$—	$—	$—	$—	$—
Victor Duva	2,300	—	—	—	—	—	2,300

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

The limited partner interest in our partnership is divided into units. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 21, 2011:

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

Cheniere, as the indirect parent of Sabine Pass LNG-LP, has sole voting and investment power with respect to all of the units. The address for the beneficial owner listed below is 700 Milam Street, Suite 800, Houston, Texas 77002.

Name of Beneficial Owner	Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Sabine Pass LNG-LP, LLC (1)	100	100%
Sabine Pass LNG-GP, LLC (1)(2)	—	—
Charif Souki	—	—
R. Keith Teague	—	—
Meg A. Gentle	—	—
Victor Duva	—	—
All executive officers and directors as a group (4 persons)	—	—

(1)
All of our general partner and limited partner units are pledged as collateral to The Bank of New York Mellon as trustee under the Senior Notes as described in Note 10—"Long-Term Debt (including related party)" of the Notes to Consolidated Financial Statements in Item 8.

(2)
Sabine Pass LNG-GP is our sole general partner. It holds all of our general partner interest and controls us. It has no economic interest in us. It has sole voting and investment power with respect to its general partner interest in us.

Securities Authorized for issuance Under Equity Compensation Plans

No equity compensation plans have been adopted by the general partner for our directors or officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are significantly dependent on Cheniere and its affiliates and our general partner and have numerous contractual and commercial relationships and conflicts of interests with them. The following related-party transactions are in addition to those related-party transactions described in Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements, which is herein incorporated by reference.  Except as described below, such related-party transactions were approved by the board of directors of our general partner:

ISDA Master Agreement

In September 2007, we entered into an International Swaps and Derivatives Association (“ISDA”) Master Agreement with Cheniere Marketing that provides us the ability to hedge our future price risk from time to time. The ISDA Master Agreement was entered into in the event we choose to hedge some of our LNG purchases or gas sales and elect to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during 2010 and 2009.

Operational Balancing Agreement

In December 2007, we entered into an Operational Balancing Agreement with Cheniere Creole Trail Pipeline, L.P. that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in “Gas Daily’s-Daily Price Survey” for each day of the month following termination. This agreement became effective following the achievement of commercial operability of our LNG terminal in September 2008. Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $2,358 and $197,628 to us related to operational imbalances under this agreement at December 31, 2010 and 2009, respectively.

The following related-party transaction was not approved by the board of directors of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement

In July 2007, we entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements. During the years ended December 31, 2010 and 2009, Cheniere Marketing paid us $2.5 million and $2.4 million, respectively, under the related agreement.

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with our TUA customers, including Cheniere Investments, to share the cost for the installation and operation of a temporary pipeline compressor at the Sabine Pass LNG terminal. No amount was paid to us by Cheniere Investments under this agreement during the fiscal year ended December 31, 2010; however, Cheniere Investments incurred costs of $313,204 under the related agreement in 2010.

Director Independence

As long as any of the Senior Notes as described in Note 10—"Long-Term Debt (including related party)" of the Notes to Consolidated Financial Statements in Part II, Item 8. of this annual report on Form 10-K remain outstanding, our general partner must have at least one director who is not, and for at least five years preceding such appointment has not been, a stockholder, director, manager, officer, trustee, employee, partner, member, attorney, counsel, creditor, customer or supplier of us, our general partner or any of our respective affiliates and who does not and has not had specified financial relationships with us, our general partner or any of our respective affiliates. We refer to this person as an independent director, and any such person may not control, be under common control with or be a member of the immediate family of any person excluded from serving as an independent director. Mr. Duva has been elected as this independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ended December 31, 2010 and 2009. The following table sets forth the fees paid to Ernst & Young LLP for professional services rendered for 2010 and 2009:

	Ernst & Young LLP
	Fiscal 2010	Fiscal 2009
Audit Fees	$589,000	$589,000
Audit-Related Fees	—	—
Total	$589,000	$589,000

Audit Fees—Audit fees for 2010 and 2009 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

There were no audit-related fees, tax or other fees in 2010 and 2009.

Auditor Engagement Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during 2010 and 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Sabine Pass LNG, L.P.:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits

ExhibitNo.	Description

2.1*	Contribution and Conveyance Agreement. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 26, 2007)

3.1*
Certificate of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

3.2*
Sixth Amended and Restated Agreement of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.'s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 6, 2010)

4.1*
Form of general partner interest certificate. (Incorporated by reference to Exhibit 4.5 to Sabine Pass LNG L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.2*
Form of limited partner interest certificate. (Incorporated by reference to Exhibit 4.6 to Sabine Pass LNG L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.3*
Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.4*	Form of 7.25% Senior Secured Note due 2013. (Included as Exhibit A1 to Exhibit 4.3 above)

4.5*	Form of 7.50% Senior Secured Note due 2016. (Included as Exhibit A1 to Exhibit 4.3 above)

4.6*	Form of 7 1/2% Senior Secured Note due 2016. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.1*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.6*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.7*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.8*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.9*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.10*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11*
Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.12*
Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.13*
Assignment and Assumption Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.14*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.15*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.16*
Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 1-33366), filed on June 28, 2010)

10.18*
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.19*
Capacity Rights Agreement, dated March 26, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.20*
Amended and Restated Capacity Rights Agreement, dated June 24, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.21*
Amendment No. 1 to Amended and Restated Capacity Rights Agreement, dated December 16, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.20 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.22*
Tri-Party Agreement, dated March 26, 2010, by and among Cheniere Marketing, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.23*
Termination Agreement, dated June 24, 2010, by and among Sabine Pass LNG, L.P., Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.24*
Tri-Party Agreement, dated June 24, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.25*
Amendment No. 1 to Tri-Party Agreement, dated December 16, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.24 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.26*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.27*
Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.28*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.29*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.30*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.31*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.32*
Purchase Agreement, dated September 10, 2008, by and among Sabine Pass LNG, L.P. and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.33*
Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.34*
Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to Cheniere Energy Partners, L.P.'s Annual Report on Form 10-K (SEC File No. 001-33363), filed on February 27, 2009)

10.35*
Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.36*
Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.37*
Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.38*
Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.39*
Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.40*
Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.41*
Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

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

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer
Date:	March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
Charif Souki

/s/ R. KEITH TEAGUE	President (Principal Operating Officer)	March 1, 2011
R. Keith Teague

/s/ MEG A. GENTLE	Chief Financial Officer (Principal Financial Officer)	March 1, 2011
Meg A. Gentle

/s/ JERRY D. SMITH	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011
Jerry D. Smith

/s/ VICTOR DUVA	Director	March 1, 2011
Victor Duva