Form 10-Q
period 2011-03-31
Sabine Pass LNG, L.P.
filed 2011-05-06
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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
(713) 375-5000
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:    not applicable

SABINE PASS LNG, L.P.

i

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,955	$5,926
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	434	1,378
Accounts receivable—affiliate	963	349
Advances to affiliate	1,375	3,543
LNG inventory	2,318	1,212
Prepaid expenses and other	7,688	4,326
Total current assets	72,662	30,466

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,542,278	1,550,465
Debt issuance costs, net	20,923	22,004
Other	12,404	9,976
Total assets	$1,730,661	$1,695,305

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$929	$—
Accrued liabilities	55,964	15,685
Accrued liabilities—affiliate	1,178	2,975
Deferred revenue	26,703	26,592
Deferred revenue—affiliate	21,857	21,592
Total current liabilities	106,631	66,844

Long-term debt, net of discount	2,188,897	2,187,724
Deferred revenue	28,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	312	315
Commitments and contingencies	—	—
Partners' deficit	(605,945)	(598,891)
Total liabilities and partners' deficit	$1,730,661	$1,695,305

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Revenues	$69,668	$66,827
Revenues—affiliate	64,173	63,951
Total revenues	133,841	130,778

Expenses
Operating and maintenance expense	5,685	8,074
Operating and maintenance expense—affiliate	2,592	3,065
Depreciation expense	10,737	10,563
General and administrative expense	971	1,017
General and administrative expense—affiliate	2,380	2,598
Total expenses	22,365	25,317

Income from operations	111,476	105,461

Other income (expense)
Interest income	46	52
Interest expense, net	(43,397)	(43,477)
Derivative gain, net	—	504
Total other expense	(43,351)	(42,921)
Net income	$68,125	$62,540

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners' Deficit
Balance at December 31, 2010	$—	$(598,891)	$—	$(598,891)
Distributions to owner	—	(75,179)	—	(75,179)
Net income	—	68,125	—	68,125
Balance at March 31, 2011	$—	$(605,945)	$—	$(605,945)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$68,125	$62,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,737	10,563
Amortization of debt discount	1,174	1,174
Amortization of debt issuance costs	1,080	1,107
Non-cash derivative gain	—	84
Changes in operating assets and liabilities:
Deferred revenue—affiliate	266	16
Deferred revenue	(891)	(1,017)
Accounts payable and accrued liabilities	40,261	34,329
Advances to affiliate	2,169	4,117
Accounts payable and accrued liabilities—affiliate	(1,801)	(1,812)
Accounts and interest receivable	944	241
Accounts receivable—affiliate	(614)	2,902
Other	(4,441)	(1,916)
Net cash provided by operating activities	117,009	112,328

Cash flows from investing activities
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
LNG terminal construction-in-process, net	(1,521)	3,663
Advances under long-term contracts	(83)	(34)
Net cash used in investing activities	(42,801)	(37,568)

Cash flows from financing activities
Distributions to owner	(75,179)	(106,745)
Nets cash used in financing activities	(75,179)	(106,745)

Net decreased in cash and cash equivalents	(971)	(31,985)
Cash and cash equivalents—beginning of period	5,926	117,411
Cash and cash equivalents—end of period	$4,955	$85,426

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As used in these Notes to Consolidated Financial Statements, the terms “Sabine Pass LNG,” “we”, “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

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

For further information, refer to the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2010.

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 5—“Long-Term Debt”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of March 31, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of March 31, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,629,768	$1,629,427
LNG terminal construction-in-process	4,287	2,160
LNG site and related costs, net	167	170
Accumulated depreciation	(92,438)	(81,781)
Total LNG terminal costs, net	1,541,784	1,549,976

Fixed assets
Computers and office equipment	227	227
Vehicles	392	384
Machinery and equipment	973	964
Other	617	550
Accumulated depreciation	(1,715)	(1,636)
Total fixed assets, net	494	489
Property, plant and equipment, net	$1,542,278	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to our LNG terminal totaled $10.7 million and $10.5 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4—Accrued Liabilities

As of March 31, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Interest expense and related debt fees	$54,929	$13,732
LNG terminal costs	1,035	1,953
Affiliate	1,178	2,975
Total accrued liabilities	$57,142	$18,660

NOTE 5—Long-Term Debt

As of March 31, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Senior Notes, net of discount	$2,188,897	$2,187,724

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2011 and 2010, we made distributions of $75.2 million and $106.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 6—Financial Instruments

Derivative Instruments

Cheniere Marketing, LLC (“Cheniere Marketing”) has in the past entered into financial derivatives on our behalf to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. We had no open financial derivative instruments at March 31, 2011.

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

Financial Instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$563,750	$550,000	$541,750
2016 Notes, net of discount (1)	1,638,897	1,686,015	1,637,724	1,523,083

(1)    The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2011 and December 31, 2010, as applicable.

NOTE 7—Related Party Transactions

As of March 31, 2011 and December 31, 2010, we had $1.4 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Energy Partners, L.P. ("Cheniere Partners"), including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

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

In February 2005, we entered into a 20-year management services agreement (the "MSA Agreement") with our general partner, which is a wholly owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG terminal, excluding those matters provided for under the O&M Agreement. In August 2008, our general partner assigned all of its rights and obligations under the MSA Agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During the three months ended March 31, 2011 and 2010, we paid an aggregate of $2.0 million under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of March 31, 2011 and December 31, 2010, we had $12.3 million and $9.8 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas

We are able to sell or purchase natural gas for fuel under an agreement with Cheniere Marketing. Under this agreement, we purchase natural gas from Cheniere Marketing to use as fuel at our LNG terminal at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas to our LNG terminal. We purchased $1.1 million and no natural gas from Cheniere Marketing under this contract in the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, we sold $0.1 million and zero, respectively, of LNG under an agreement with Cheniere Marketing.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We received $0.3 million and $0.4 million pursuant to this agreement in the three months ended March 31, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a Tug Sharing Agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Cheniere Marketing paid Tug Services $0.3 million and $0.4 million pursuant to this agreement in the three months ended March 31, 2011 and 2010, respectively.

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Chevron, Total and Cheniere Investments, in which they will reimburse us for the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the three months ended March 31, 2011, Cheniere Investments paid us $0.3 million pursuant to this agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “contemplate,” “develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements”. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

Our discussion and analysis includes the following subjects:
•Overview of Business
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Policies and Estimates

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG-LP”), an indirect subsidiary of Cheniere. Cheniere has a 90.5% ownership interest in Cheniere Energy Partners, L.P. (“Cheniere Partners”), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2011, we had $5.0 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund our operating expenditures and interest requirements. Regardless of whether we receive payments from Cheniere Investments (or Cheniere Partners, as guarantor), we expect to have sufficient cash flow from payments received under our Total and Chevron TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes. However, we must satisfy certain restrictions under the indenture governing the Senior Notes (“Sabine Pass Indenture”) before being able to make distributions to our limited partner, which will require that Cheniere Investments make a substantial portion of its TUA payments to us. Cheniere Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. If we are unable to make cash distributions to our limited partner, then Cheniere Investments may be unable to meet its ongoing TUA payments and Cheniere Partners may not be able to satisfy its guarantee obligations to us.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG terminal has been fully reserved under three 20-year, firm commitment TUAs. Approximately 2.0 Bcf/d is contracted with unaffiliated third parties, and approximately 2.0 Bcf/d is contracted with Cheniere Investments. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party customers as follows:

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

In addition, pursuant to the assignment agreement with Cheniere Marketing as discussed above, Cheniere Investments has reserved the remaining approximately 2.0 Bcf/d of regasification capacity and 6.9 Bcfe of storage capacity at our LNG terminal. Cheniere Investments is required to make approximately $250 million per year of capacity payments through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2011 and 2010 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended
	March 31,
	2011	2010
Sources of cash and cash equivalents
Operating cash flow	$117,009	$112,328
LNG terminal construction-in-process, net	—	3,663
Total sources of cash and cash equivalents	117,009	115,991

Uses of cash and cash equivalents
Distributions to owner	(75,179)	(106,745)
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Other	(1,604)	(34)
Total uses of cash and cash equivalents	(117,980)	(147,976)

Net decrease in cash and cash equivalents	(971)	(31,985)
Cash and cash equivalents—beginning of period	5,926	117,411
Cash and cash equivalents—end of period	$4,955	$85,426

Operating Cash Flow

Operating cash flow is primarily a result of TUA payments received from our customers.

LNG Terminal Construction-In-Process, Net

For the three months ended March 31, 2010, we received cash flow from rebates related to the construction of our LNG terminal.

Distributions to Owner

During the three months ended March 31, 2011 and 2010, we made $75.2 million and $106.7 million, respectively, in distributions to our owner after satisfying conditions in the Sabine Pass Indenture discussed below. Prior to the assignment of Cheniere Marketing's TUA to Cheniere Investments, Cheniere Marketing began making its TUA payments, on a voluntary basis, quarterly; however, in June 2010, after the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. This change in the timing of affiliate TUA payments resulted in a decrease in operating cash flow for the three months ended March 31, 2011 compared to the same period in 2010.

Investment in Restricted Cash and Cash Equivalents

For the three months ended March 31, 2011 and 2010, we invested in $41.2 million of restricted cash and cash equivalents as a result of restrictions imposed by the Sabine Pass Indenture to fund an interest payment account with an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used, they are presented as a source of cash and cash equivalents.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2011 and 2010, we made distributions of $75.2 million and $106.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

Services Agreements

In February 2005, we entered into a 20-year operation and maintenance agreement with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to construct, operate and maintain our LNG receiving terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During each of the three months ended March 31, 2011 and 2010, we paid an aggregate of $2.0 million under the foregoing service agreements.

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Overall Operations

Our consolidated net income increased $5.6 million, from $62.5 million in the three months ended March 31, 2010 to $68.1 million in the three months ended March 31, 2011. This increase in net income primarily resulted from increased LNG terminal revenue and decreased operating and maintenance expenses.

Revenue

Revenue from our LNG terminal increased $2.9 million, from $66.8 million in the three month ended March 31, 2010, to $69.7 million in the three months ended March 31, 2011. This increase is primarily a result of LNG cargo export loading fee revenue.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense (including affiliate expense) decreased $2.8 million, from $11.1 million in the three months ended March 31, 2010, to $8.3 million in the three months ended March 31, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010. The higher fuel costs incurred in the three months ended March 31, 2010 were a result of greater fuel usage to run the equipment necessary for the regasification of our customer's LNG and send out of natural gas from the our LNG terminal. In the three months ended March 31, 2011, our LNG terminal primarily sent out customer LNG via export of LNG, with significantly less regasification of LNG.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer's regasification capacity reservation fees payable under its TUA. The retained 2% of LNG delivered for each customer's account at our LNG terminal is recognized as revenues as we perform the services set forth in each customer's TUA.

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

Marketing and Trading Commodity Price Risk

On our behalf, Cheniere Marketing has entered into exchange cleared NYMEX natural gas swaps to hedge the exposure to variability in expected future cash flows related to commissioning cargoes purchased by Cheniere Marketing that were or are expected to be sold as part of the testing phase of the commissioning process and operations. We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. At March 31, 2011 and December 31, 2010, Cheniere Marketing, on our behalf, had entered into no financial derivative instruments.

Item 4.    Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner's management, including our general partner's Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

On March 7, 2011, we, as well as Cheniere and other of our direct and indirect owners, filed suit against Centerbridge Partners, L.P. and Centerbridge Holdings Partners, LLC (collectively, "Centerbridge"), asserting claims for defamation, business disparagement, and tortuous interference with existing contracts. The case is currently pending in the 113th District Court of Harris County, Texas. Centerbridge describes itself as a significant holder of the Senior Notes. We and our owners allege in the lawsuit that Centerbridge has published defamatory and disparaging statements about us and our owners to third parties, including but not limited to our auditor and the trustee under the Senior Notes indenture. We and our owners seek monetary damages from Centerbridge in an amount yet to be determined. Centerbridge has generally denied the claims made by us and our owners.

Item 6.    Exhibits

10.1
Amendment No. 2 to Amended and Restated Capacity Rights Agreement, dated April 1, 2011, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

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

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, LLC, its general partner

/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer of Sabine Pass LNG-GP, LLC, general partner of Sabine Pass LNG, L.P.
(on behalf of the registrant and as principal accounting officer)

Date:	May 6, 2011