Form 10-Q
period 2011-06-30
Sabine Pass LNG, L.P.
filed 2011-08-05
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,560	$5,926
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	208	1,378
Accounts receivable—affiliate	318	349
Advances to affiliate	255	3,543
LNG inventory	437	1,212
Prepaid expenses and other	7,398	4,326
Total current assets	26,908	30,466

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,533,799	1,550,465
Debt issuance costs, net	19,831	22,004
Other	12,408	9,976
Total assets	$1,675,340	$1,695,305

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$170	$—
Accrued liabilities	14,790	15,685
Accrued liabilities—affiliate	2,135	2,975
Deferred revenue	26,363	26,592
Deferred revenue—affiliate	21,635	21,592
Other	331	—
Total current liabilities	65,424	66,844

Long-term debt, net of discount	2,190,071	2,187,724
Deferred revenue	27,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	309	315
Commitments and contingencies	—	—
Partners' deficit	(620,230)	(598,891)
Total liabilities and partners' deficit	$1,675,340	$1,695,305

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Revenues	$67,177	$66,004	$136,845	$132,831
Revenues—affiliate	63,941	63,760	128,114	127,711
Total revenues	131,118	129,764	264,959	260,542

Expenses
Operating and maintenance expense	3,904	6,168	9,590	14,242
Operating and maintenance expense—affiliate	3,519	3,085	6,111	6,150
Depreciation expense	10,743	10,561	21,480	21,124
General and administrative expense	757	504	1,728	1,521
General and administrative expense—affiliate	2,283	2,465	4,663	5,063
Total expenses	21,206	22,783	43,572	48,100

Income from operations	109,912	106,981	221,387	212,442

Other income (expense)
Interest expense, net	(43,399)	(43,648)	(86,796)	(87,124)
Derivative gain (loss), net	(448)	(44)	(448)	460
Other	35	68	82	120
Total other expense	(43,812)	(43,624)	(87,162)	(86,544)
Net income	$66,100	$63,357	$134,225	$125,898

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners' Deficit
Balance at December 31, 2010	$—	$(598,891)	$—	$(598,891)
Distributions to owner	—	(155,564)	—	(155,564)
Net income	—	134,225	—	134,225
Balance at June 30, 2011	$—	$(620,230)	$—	$(620,230)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$134,225	$125,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,480	21,124
Amortization of debt discount	2,347	2,347
Amortization of debt issuance costs	2,173	2,654
Non-cash derivative loss	331	124
Changes in operating assets and liabilities:
Deferred revenue—affiliate	43	(41,915)
Deferred revenue	(2,229)	(2,086)
Accounts payable and accrued liabilities	(66)	(2,279)
Advances to affiliate	3,288	4,473
Accounts payable and accrued liabilities—affiliate	(848)	(1,209)
Accounts and interest receivable	1,170	339
Accounts receivable—affiliate	31	3,586
Other	(2,242)	(137)
Net cash provided by operating activities	159,703	112,919

Cash flows from investing activities
LNG terminal construction-in-process, net	(5,390)	(1,490)
Advances under long-term contracts	(115)	(58)
Net cash used in investing activities	(5,505)	(1,548)

Cash flows from financing activities
Distributions to owner	(155,564)	(211,821)
Net cash used in financing activities	(155,564)	(211,821)

Net decrease in cash and cash equivalents	(1,366)	(100,450)
Cash and cash equivalents—beginning of period	5,926	117,411
Cash and cash equivalents—end of period	$4,560	$16,961

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. As used in these Notes to Consolidated Financial Statements, the terms "Sabine Pass LNG," "we", "us" and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

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

NOTE 2—Recent Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 6—"Long-Term Debt"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of June 30, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of June 30, 2011 and December 31, 2010, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,629,800	$1,629,427
LNG terminal construction-in-process	6,518	2,160
LNG site and related costs, net	166	170
Accumulated depreciation	(103,105)	(81,781)
Total LNG terminal costs, net	1,533,379	1,549,976

Fixed assets
Computers and office equipment	227	227
Vehicles	416	384
Machinery and equipment	974	964
Other	618	550
Accumulated depreciation	(1,815)	(1,636)
Total fixed assets, net	420	489
Property, plant and equipment, net	$1,533,799	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to our LNG terminal totaled $21.3 million and $20.8 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5—Accrued Liabilities

As of June 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Interest expense and related debt fees	$13,732	$13,732
LNG terminal costs	1,058	1,953
Affiliate	2,135	2,975
Total accrued liabilities	$16,925	$18,660

NOTE 6—Long-Term Debt

As of June 30, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Senior Notes, net of discount	$2,190,071	$2,187,724

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2011 and 2010, we made distributions of $155.6 million and $211.8 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 7—Financial Instruments

Derivative Instruments

We have entered into financial derivatives to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.

The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments at June 30, 2011:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives liability	$331	$—	$—	$331

Derivatives liability reflects natural gas swap positions classified as other current liabilities on our Consolidated Balance Sheets. These positions were entered into to mitigate the price risk from future purchases of natural gas to be utilized as fuel to operate our LNG terminal. Gains or losses in these positions are classified as derivative gain (loss), net on our Consolidated Statements of Operations. We recorded derivative gain (loss), net of ($0.4) million in the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, we had derivative positions to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory. We recorded derivative gain (loss), net of ($0.04) million and $0.5 million related to these positions in the three and six months ended June 30, 2010, respectively.

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

Financial Instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$563,750	$550,000	$541,750
2016 Notes, net of discount (1)	1,640,071	1,681,073	1,637,724	1,523,083

(1)    The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2011 and December 31, 2010, as applicable.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—Related Party Transactions

As of June 30, 2011 and December 31, 2010, we had $0.3 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

In November 2006, Cheniere Marketing, LLC ("Cheniere Marketing") reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement ("TUA") with us and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere Energy, Inc. ("Cheniere") guaranteed Cheniere Marketing's obligations under its TUA.

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

In February 2005, we entered into a 20-year management services agreement (the "MSA Agreement") with our general partner, which is a wholly owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG terminal, excluding those matters provided for under the O&M Agreement. In August 2008, our general partner assigned all of its rights and obligations under the MSA Agreement to Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During the three months ended June 30, 2011 and 2010, we paid an aggregate of $2.0 million under the foregoing service agreements. During the six months ended June 30, 2011 and 2010, we paid an aggregate of $4.0 million under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2011 and December 31, 2010, we had $12.3 million and $9.8 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Contracts for Sale and Purchase of Natural Gas

We are able to sell or purchase natural gas or LNG under an agreement with Cheniere Marketing. Under this agreement, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas or LNG to our LNG terminal.

We purchased $1.5 million and $0.8 million of natural gas and LNG from Cheniere Marketing under this agreement in the three months ended June 30, 2011 and 2010, respectively. We purchased $2.6 million and $0.8 million of natural gas and LNG from Cheniere Marketing under this agreement in the six months ended June 30, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenue of zero and $0.3 million pursuant to this agreement in the three months ended June 30, 2011 and 2010, respectively. We recorded revenue of $0.3 million and $0.9 million pursuant to this agreement in the six months ended June 30, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a Tug Sharing Agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenue from Cheniere Marketing of $0.7 million pursuant to this agreement in the three months ended June 30, 2011 and 2010, respectively. Tug Services recorded revenue from Cheniere Marketing of $1.3 million pursuant to this agreement in the six months ended June 30, 2011 and 2010, respectively.

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments, under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the three and six months ended June 30, 2011, we recorded revenue from Cheniere Investments of $0.2 million and $0.3 million, respectively, pursuant to this agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. "Consolidated Financial Statements". This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

Our discussion and analysis includes the following subjects:
•Overview of Business
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Policies and Estimates

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 90.3% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Following the achievement of commercial operability of our LNG terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, under its TUA. In December 2008, Cheniere Marketing began paying us its monthly capacity reservation fee payment on a quarterly basis. We also began receiving monthly capacity reservation fee payments from Total Gas and Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") under their TUAs in March 2009 and June 2009, respectively.

In June 2010, Cheniere Marketing assigned its TUA with us to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, effective July 1, 2010, including all of its rights, titles, interests, obligations and liabilities in and under the TUA, as amended, between Cheniere Marketing and us. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is obligated to make monthly capacity payments to us aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Our Business

Our LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day ("Bcf/d") and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks. Construction of our LNG terminal commenced in March 2005. We achieved full operability during the third quarter of 2009 with total sendout capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate storage capacity of approximately 16.9 Bcf.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2011, we had $4.6 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds are anticipated to be sufficient to fund our operating expenditures and interest requirements. Regardless of whether we receive payments from Cheniere Investments (or Cheniere Partners, as guarantor), we expect to have sufficient cash flow from payments received under our Total and Chevron TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes. However, we must satisfy certain restrictions under the indenture governing the Senior Notes ("Sabine Pass Indenture") before being able to make distributions to our limited partner, which will require that Cheniere Investments make a substantial portion of its TUA payments to us. Cheniere Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. If we are unable to make cash distributions to our limited partner, then Cheniere Investments may be unable to meet its ongoing TUA payments and Cheniere Partners may not be able to satisfy its guarantee obligations to us.

TUA Revenues

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG terminal has been fully reserved under three 20-year, firm commitment TUAs. Approximately 2.0 Bcf/d is contracted with unaffiliated third parties, and approximately 2.0 Bcf/d is contracted with Cheniere Investments. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

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

In addition, pursuant to the assignment agreement with Cheniere Marketing as discussed above, Cheniere Investments has reserved the remaining approximately 2.0 Bcf/d of regasification capacity and 6.9 Bcfe of storage capacity at our LNG terminal. Cheniere Investments is obligated to make monthly capacity payments to us aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six months ended June 30, 2011 and 2010 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended
	June 30,
	2011	2010
Sources of cash and cash equivalents
Operating cash flow	$159,703	$112,919

Uses of cash and cash equivalents
Distributions to owner	(155,564)	(211,821)
LNG terminal construction-in-process, net	(5,390)	(1,490)
Other	(115)	(58)
Total uses of cash and cash equivalents	(161,069)	(213,369)

Net decrease in cash and cash equivalents	(1,366)	(100,450)
Cash and cash equivalents—beginning of period	5,926	117,411
Cash and cash equivalents—end of period	$4,560	$16,961

Operating Cash Flow

Operating cash flow is primarily a result of TUA payments received from our customers.

Distributions to Owner

During the six months ended June 30, 2011 and 2010, we made $155.6 million and $211.8 million, respectively, in distributions to our owner after satisfying conditions in the Sabine Pass Indenture discussed below. Prior to the assignment of Cheniere Marketing's TUA to Cheniere Investments, Cheniere Marketing began making its TUA payments, on a voluntary basis, quarterly; however, in June 2010, after the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. This change in the timing of affiliate TUA payments resulted in a decrease in operating cash flow for the six months ended June 30, 2011 compared to the same period in 2010.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2011 and 2010, we made distributions of $155.6 million and $211.8 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

In February 2005, we entered into a 20-year management services agreement with our general partner, which is a wholly owned subsidiary of Cheniere Partners, pursuant to which our general partner was appointed to manage the construction and operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. In August 2008, our general partner assigned all of its rights and obligations under the management services agreement to Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During each of the six months ended June 30, 2011 and 2010, we paid an aggregate of $4.0 million under the foregoing service agreements.

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Overall Operations

Our consolidated net income increased $2.7 million, from $63.4 million in the three months ended June 30, 2010 to $66.1 million in the three months ended June 30, 2011. This increase in net income primarily resulted from increased LNG cargo export loading fee revenue and decreased operating and maintenance expenses.

Revenues (including Affiliate Revenues)

Revenues from our LNG terminal increased $1.3 million, from $129.8 million in the three months ended June 30, 2010 to $131.1 million in the three months ended June 30, 2011. This increase is primarily a result of LNG cargo export loading fee revenue.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $1.9 million, from $9.3 million in the three months ended June 30, 2010 to $7.4 million in the three months ended June 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Results of Operations

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Overall Operations

Our consolidated net income increased $8.3 million, from $125.9 million in the six months ended June 30, 2010 to $134.2 million in the six months ended June 30, 2011. This increase in net income primarily resulted from increased LNG cargo export loading fee revenue and decreased operating and maintenance expenses.

Revenues (including Affiliate Revenues)

Revenue from our LNG terminal increased $4.5 million, from $260.5 million in the six months ended June 30, 2010 to $265.0 million in the six months ended June 30, 2011. This increase is primarily a result of LNG cargo export loading fee revenue.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $4.7 million, from $20.4 million in the six months ended June 30, 2010 to $15.7 million in the six months ended June 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no "off-balance sheet arrangements" that may have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into financial derivatives to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal. At June 30, 2011, we had entered into a total of 1,065,000 million British thermal units ("MMBtu") of NYMEX natural gas swaps through July 2012, for which we will receive fixed prices of $4.741 to $5.002 per MMBtu. At June 30, 2011, the value of the derivatives was a liability of $0.3 million. We use value at risk ("VaR") and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. At June 30, 2011, the one-day VAR with a 95% confidence interval on our derivative positions was $0.1 million. We had no open financial derivative instruments at December 31, 2010.

Item 4.    Controls and Procedures

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

On March 7, 2011, we as well as Cheniere and other of our direct and indirect owners filed suit in the 113th District Court of Harris County, Texas against Centerbridge Partners, L.P. and Centerbridge Holdings Partners, LLC, asserting claims for defamation, business disparagement, and tortuous interference with existing contracts. On June 22, 2011, the case was dismissed without prejudice by us, as well as Cheniere and other of our direct and indirect owners.

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

101+
The following materials from Sabine Pass LNG, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, LLC, its general partner

/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer of Sabine Pass LNG-GP, LLC, general partner of Sabine Pass LNG, L.P.
(on behalf of the registrant and as principal accounting officer)

Date:	August 5, 2011