Form 10-Q
period 2011-09-30
Sabine Pass LNG, L.P.
filed 2011-11-07
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,561	$5,926
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	1,463	1,378
Accounts receivable—affiliate	291	349
Advances to affiliate	408	3,543
LNG inventory	1,343	1,212
Prepaid expenses and other	6,666	4,326
Total current assets	69,661	30,466

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,524,340	1,550,465
Debt issuance costs, net	18,726	22,004
Other	12,364	9,976
Total assets	$1,707,485	$1,695,305

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$328	$—
Accrued liabilities	55,877	15,685
Accrued liabilities—affiliate	2,741	2,975
Deferred revenue	26,457	26,592
Deferred revenue—affiliate	21,635	21,592
Other	777	—
Total current liabilities	107,815	66,844

Long-term debt, net of discount	2,191,244	2,187,724
Deferred revenue	26,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	307	315
Commitments and contingencies	—	—
Partners' deficit	(630,647)	(598,891)
Total liabilities and partners' deficit	$1,707,485	$1,695,305

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Revenues	$68,393	$65,945	$205,237	$198,776
Revenues—affiliate	63,645	63,426	191,760	191,136
Total revenues	132,038	129,371	396,997	389,912

Expenses
Operating and maintenance expense	6,288	5,865	15,878	20,107
Operating and maintenance expense—affiliate	2,612	3,017	8,723	9,167
Depreciation expense	10,766	10,538	32,245	31,661
General and administrative expense	325	516	2,054	2,037
General and administrative expense—affiliate	2,281	2,274	6,944	7,337
Total expenses	22,272	22,210	65,844	70,309

Income from operations	109,766	107,161	331,153	319,603

Other income (expense)
Interest expense, net	(43,319)	(43,451)	(130,115)	(130,576)
Derivative gain (loss)	(716)	—	(1,164)	460
Other	22	75	104	196
Total other expense	(44,013)	(43,376)	(131,175)	(129,920)
Net income	$65,753	$63,785	$199,978	$189,683

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners' Deficit
Balance at December 31, 2010	$—	$(598,891)	$—	$(598,891)
Distributions to owner		(231,734)		(231,734)
Net income	—	199,978	—	199,978
Balance at September 30, 2011	$—	$(630,647)	$—	$(630,647)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$199,978	$189,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,245	31,661
Amortization of debt discount	3,520	3,521
Amortization of debt issuance costs	3,278	3,759
Non-cash derivative loss	777	124
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Changes in operating assets and liabilities:
Deferred revenue—affiliate	43	(41,915)
Deferred revenue	(3,135)	(3,116)
Accounts payable and accrued liabilities	40,911	41,070
Advances to affiliate	3,135	2,900
Accrued liabilities—affiliate	(246)	(1,301)
Accounts and interest receivable	(85)	369
Accounts receivable—affiliate	58	3,586
Other	(2,397)	876
Net cash provided by operating activities	236,885	190,020

Cash flows from investing activities
LNG terminal construction-in-process, net	(6,419)	(3,636)
Advances under long-term contracts and other	(97)	(36)
Net cash used in investing activities	(6,516)	(3,672)

Cash flows from financing activities
Distributions to owner	(231,734)	(298,581)
Net cash used in financing activities	(231,734)	(298,581)

Net decrease in cash and cash equivalents	(1,365)	(112,233)
Cash and cash equivalents—beginning of period	5,926	117,411
Cash and cash equivalents—end of period	$4,561	$5,178

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

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

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

NOTE 2—Recent Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

As of September 30, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of September 30, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,637,128	$1,629,427
LNG terminal construction-in-process	486	2,160
LNG site and related costs, net	165	170
Accumulated depreciation	(113,786)	(81,781)
Total LNG terminal costs, net	1,523,993	1,549,976

Fixed assets
Computers and office equipment	227	227
Vehicles	416	384
Machinery and equipment	974	964
Other	630	550
Accumulated depreciation	(1,900)	(1,636)
Total fixed assets, net	347	489
Property, plant and equipment, net	$1,524,340	$1,550,465

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to our LNG terminal totaled $32.0 million and $31.3 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5—Accrued Liabilities

As of September 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Interest expense and related debt fees	$54,929	$13,732
LNG terminal costs	948	1,953
Affiliate	2,741	2,975
Total accrued liabilities	$58,618	$18,660

NOTE 6—Long-Term Debt

As of September 30, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Senior Notes, net of discount	$2,191,244	$2,187,724

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

We may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2011 and 2010, we made distributions of $231.7 million and $298.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 7—Financial Instruments

Derivative Instruments

We have entered into certain derivative instruments to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). Changes in the fair value of our derivatives instruments are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.

The fair value of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at September 30, 2011:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Fuel Derivatives liability (1)	$—	$777	$—	$777

(1)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $0.7 million and $1.2 million related to Fuel Derivatives in the three and nine months ended September 30, 2011, respectively. We recorded derivative gain of zero and $0.5 million in the three and nine months ended September 30, 2010, respectively.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial Instruments (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$534,875	$550,000	$541,750
2016 Notes, net of discount (1)	1,641,244	1,530,460	1,637,724	1,523,083

(1)	The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments.

NOTE 8—Related Party Transactions

As of September 30, 2011 and December 31, 2010, we had $0.4 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

During the three months ended September 30, 2011 and 2010, we paid an aggregate of $2.0 million and $1.9 million, respectively, under the foregoing service agreements. During the nine months ended September 30, 2011 and 2010, we paid an aggregate of $6.1 million and $5.9 million under the foregoing service agreements, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2011 and December 31, 2010, we had $12.3 million and $9.8 million of other assets and deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

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

We purchased $1.1 million and $1.2 million of natural gas and LNG from Cheniere Marketing under this agreement in the three months ended September 30, 2011 and 2010, respectively. We purchased $3.2 million and $1.8 million of natural gas and LNG from Cheniere Marketing under this agreement in the nine months ended September 30, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of zero pursuant to this agreement in each of the three months ended September 30, 2011 and 2010. We recorded revenues—affiliate of $0.3 million and $0.9 million pursuant to this agreement in the nine months ended September 30, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2011 and 2010. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.0 million pursuant to this agreement in each of the nine months ended September 30, 2011 and 2010.

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments, under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the three and nine months ended September 30, 2011, we recorded revenues—affiliate from Cheniere Investments of $0.1 million and $0.4 million, respectively, pursuant to this agreement. During the three and nine months ended September 30, 2010, we recorded revenues—affiliate from Cheniere Investments of zero pursuant to this agreement.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$82,120	$82,340

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

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

•	statements regarding counterparties to our terminal use agreements ("TUAs") and other contracts;

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
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Policies and Estimates

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 88.8% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

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

Our Business

Construction of our LNG terminal commenced in March 2005. We achieved full operability during the third quarter of 2009 with total sendout capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate storage capacity of approximately 16.9 Bcf along with two unloading docks.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2011, we had $4.6 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and funds generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements. Regardless of whether we receive payments from Cheniere Investments (or Cheniere Partners, as guarantor), we expect to have sufficient cash flow from payments received under our Total and Chevron TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes. However, we must satisfy certain restrictions under the indenture governing the Senior Notes ("Sabine Pass Indenture") before being able to make distributions to our limited partner, which will require that Cheniere Investments make a substantial portion of its TUA payments to us. Cheniere

Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. If we are unable to make cash distributions to our limited partner, then Cheniere Investments may be unable to meet its ongoing TUA payments and Cheniere Partners may not be able to satisfy its guarantee obligations to us.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2011 and 2010 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended
	September 30,
	2011	2010
Sources of cash and cash equivalents
Operating cash flow	$236,885	$190,020

Uses of cash and cash equivalents
Distributions to owner	(231,734)	(298,581)
LNG terminal construction-in-process, net	(6,419)	(3,636)
Other	(97)	(36)
Total uses of cash and cash equivalents	(238,250)	(302,253)

Net decrease in cash and cash equivalents	(1,365)	(112,233)
Cash and cash equivalents—beginning of period	5,926	117,411
Cash and cash equivalents—end of period	$4,561	$5,178

Operating Cash Flow

The increase in operating cash flow is primarily a result of increased TUA payments received from our customers in the nine months ended September 30, 2011. This increase is also a result of the classification of our investment in restricted cash and cash equivalents to fund an interest payment account as described in Investment in Restricted Cash and Cash Equivalents below.

Distributions to Owner

During the nine months ended September 30, 2011 and 2010, we made $231.7 million and $298.6 million, respectively, in distributions to our owner after satisfying conditions in the Sabine Pass Indenture discussed below.

Investment in Restricted Cash and Cash Equivalents

Investment in restricted cash and cash equivalents primarily relates to the transfer of cash into accounts controlled by a collateral trustee for the payment of interest on the Senior Notes. Under the terms and conditions of the Senior Notes, there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment.

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

We may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2011 and 2010, we made distributions of $231.7 million and $298.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

During the nine months ended September 30, 2011 and 2010, we paid an aggregate of $6.1 million and $5.9 million, respectively, under the foregoing service agreements.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Overall Operations

Our consolidated net income increased $2.0 million, from $63.8 million in the three months ended September 30, 2010 to $65.8 million in the three months ended September 30, 2011. This increase in net income primarily resulted from increased LNG cargo export loading fee revenue.

Revenues (including Affiliate Revenues)

Revenues from our LNG terminal increased $2.6 million, from $129.4 million in the three months ended September 30, 2010 to $132.0 million in the three months ended September 30, 2011. This increase is primarily a result of LNG cargo export loading fee revenue.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Overall Operations

Our consolidated net income increased $10.3 million, from $189.7 million in the nine months ended September 30, 2010 to $200.0 million in the nine months ended September 30, 2011. This increase in net income primarily resulted from increased LNG cargo export loading fee revenue and decreased operating and maintenance expenses.

Revenues (including Affiliate Revenues)

Revenue from our LNG terminal increased $7.1 million, from $389.9 million in the nine months ended September 30, 2010 to $397.0 million in the nine months ended September 30, 2011. This increase is primarily a result of LNG cargo export loading fee revenue.

Operating and Maintenance Expense (including Affiliate Expense)

Operating and maintenance expense decreased $4.7 million, from $29.3 million in the nine months ended September 30, 2010 to $24.6 million in the nine months ended September 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative instruments that are sensitive to changes in natural gas prices as of September 30, 2011 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range (per MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
Fuel Derivatives	Fixed price natural gas swaps	1,065,000	$4.352 - $5.002	October 2012	$(777)	$95

Item 4.	Controls and Procedures

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

101+
The following materials from Sabine Pass LNG, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

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

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, LLC,
its general partner

/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer of Sabine Pass LNG-GP, LLC, general partner of Sabine Pass LNG, L.P.
(on behalf of the registrant and as principal accounting officer)

Date:	November 7, 2011