Form 10-K
period 2011-12-31
Sabine Pass LNG, L.P.
filed 2012-02-24
CIK 1379714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 333-138916

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable

Documents incorporated by reference: None

SABINE PASS LNG, L.P.
TABLE OF CONTENTS

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this annual report and speak only as of the date of this annual report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors." All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors.

ii

DEFINITIONS

In this annual report, unless the context otherwise requires:

•	Bcf means billion cubic feet;

•	Bcf/d means billion cubic feet per day;

•	LNG means liquefied natural gas; and

•	TUA means terminal use agreement.

PART I

ITEMS 1. and 2.        BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 88.8% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Cheniere Energy Investments, LLC ("Cheniere Investments"), the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Our LNG terminal has regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks capable of handling the largest LNG carriers currently being operated or built.

Unless the context requires otherwise, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

LNG is natural gas that, through a refrigeration process, has been reduced to a liquid state that occupies approximately 1/600th of its gaseous volume. LNG remains in a liquid state at -160 degrees Celsius (-260 degrees Fahrenheit) at atmospheric pressure. Liquefying natural gas allows it to be economically transported from areas of the world where natural gas is abundant and inexpensive to produce to areas where natural gas production and other imports are insufficient to meet demand. LNG is transported from liquefaction terminals to regasification facilities using oceangoing LNG vessels specifically constructed for this purpose.

Our Business Strategy
Our primary business objective is to generate stable cash flows by:

•	operating our LNG terminal safely, efficiently and reliably; and

•	providing services to our long-term TUA customers to generate steady and reliable revenues and operating cash flows.
Our Business
We have constructed and are now operating our LNG terminal in western Cameron Parish, Louisiana, on the Sabine Pass Channel. In 2003, Cheniere formed Sabine Pass LNG to own, develop and operate the Sabine Pass LNG terminal. We have long-term leases for three tracts of land consisting of 853 acres. We are currently operating our LNG terminal with regasification capacity of approximately 4.0 Bcf/d (with peak capacity of approximately 4.3 Bcf/d) and aggregate LNG storage capacity of approximately 16.9 Bcf. We achieved commercial operability of our LNG terminal in September 2008 and substantial completion of construction of our LNG terminal in the third quarter of 2009.

Customers

The entire approximately 4.0 Bcf/d of regasification capacity at our LNG terminal has been fully reserved under three 20-year, firm commitment TUAs. Approximately 2.0 Bcf/d is contracted with unaffiliated third parties, and approximately 2.0 Bcf/d is contracted with Cheniere Investments. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

•
Total Gas and Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer's regasification capacity reservation fees payable under its respective TUA.

Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, has reserved the remaining approximately 2.0 Bcf/d of regasification capacity and 6.9 Bcfe of storage capacity at our LNG terminal. Cheniere Investments is obligated to make monthly capacity payments to us aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Competition

We currently do not experience competition for our LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that is available at our LNG terminal has been fully reserved under three 20-year TUAs, under which each of our customers is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity.

If and when we have to replace any TUAs, we will compete with other then-existing LNG terminals for customers. In addition, to the extent we are required to obtain LNG for cool down of our LNG terminal, we must compete in the world LNG market to purchase and transport cargoes of LNG. We may purchase and transport such cargoes at costs that may result in losses upon resale of the regasified LNG.

Governmental Regulation
Our LNG terminal operations are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases the cost of operating our LNG terminal, and failure to comply with such laws could result in substantial penalties.  We have been in substantial compliance with all regulations discussed herein.

Federal Energy Regulatory Commission ("FERC")

In order to site and construct our LNG terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938, as amended ("NGA"). In addition, orders from the FERC authorizing construction of an LNG terminal are typically subject to specified conditions that must be satisfied throughout operation of our LNG terminal. Throughout the life of our LNG terminal, we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In 2005, the Energy Policy Act of 2005 ("EPAct") was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG terminal. The EPAct amended the NGA to prohibit market manipulation.  The EPAct increased civil and criminal penalties for any violations of the NGA, Natural Gas Policy Act of 1978, as amended, and any rules, regulations or orders of the FERC, up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Federal Governmental Permits, Approvals and Consultations

In addition to the FERC authorization under Section 3 of the NGA, the operation of our LNG terminal is also subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including: Department of Energy, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency ("EPA") and U.S. Department of Homeland Security.

Our LNG terminal is subject to U.S. Department of Transportation safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security. Moreover, our LNG terminal is subject to state and local laws, rules and regulations.

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

Clean Air Act (CAA)

Our LNG terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. We do not believe, however, that our operations will be materially and adversely affected by any such requirements.

The U.S. Supreme Court has ruled that the EPA has authority under existing legislation to regulate carbon dioxide and other heat-trapping gases in mobile source emissions. Mandatory reporting requirements were promulgated by the EPA and finalized in 2009. This rule requires mandatory reporting for greenhouse gases from stationary fuel combustion sources. An additional section, which requires reporting for all fugitive emissions throughout the Sabine Pass LNG terminal, was finalized in December 2010. In addition, Congress has considered proposed legislation directed at reducing "greenhouse gas emissions." It is not possible at this time to predict how future regulations or legislation may address greenhouse gas emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Coastal Zone Management Act ("CZMA")

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

Clean Water Act ("CWA")

Our LNG terminal operations are subject to the federal CWA and analogous state and local laws. Pursuant to certain requirements of the CWA, the EPA has adopted regulations concerning discharges of wastewater and storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit.

Resource Conservation and Recovery Act ("RCRA")

The federal RCRA and comparable state statutes govern the disposal of "hazardous wastes." In the event any hazardous wastes are generated in connection with our LNG terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our LNG terminal operations may be restricted by requirements under the Endangered Species Act, which seeks to ensure that human activities neither jeopardize endangered or threatened animal, fish and plant species nor destroy or modify their critical habitats.

Employees and Labor Relations

We have no employees. We have contracts with Cheniere and its subsidiaries for operations, maintenance, and management services. As of February 15, 2012, Cheniere and its subsidiaries had 232 full-time employees, including 124 employees who directly supported our LNG terminal operations. See Note 11—"Related Party Transactions" in our Notes to Consolidated Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

Available Information

Our principal executive offices are located at 700 Milam Street, Suite 800, Houston, Texas 77002, and our telephone number is (713) 375-5000. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operations, financial condition, liquidity and prospects.

The risk factors in this report are grouped into the following categories:

•	Risks Relating to Our Financial Matters; and

•	Risks Relating to Our Business.

Risks Relating to Our Financial Matters

We have incurred a significant amount of debt, which we will need to refinance, extend or otherwise satisfy in whole or in part at or prior to maturity.

As of December 31, 2011, we had $2.2 billion of total consolidated indebtedness outstanding (before debt discounts). We may not be able to access external financial resources sufficient to enable us to refinance or repay our maturing debt.

Our substantial indebtedness and restrictions contained in existing or future debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business, including:

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

•
limiting our ability to obtain additional financing to fund our capital expenditures, working capital, acquisitions, debt service requirements or liquidity needs for general business or other purposes; and

•
resulting in a material adverse effect on our business, results of operations, financial condition and prospects if we are unable to service or refinance our indebtedness or obtain additional financing, as needed.

Our substantial indebtedness and the restrictive covenants contained in our existing or future debt agreements may not allow us the flexibility that we need to operate our business in an effective and efficient manner and may prevent us from taking advantage of strategic and financial opportunities that would benefit our business. If we are unsuccessful in operating our business or taking advantage of such opportunities, due to our substantial indebtedness or other factors, we may be unable to obtain, repay, refinance or extend indebtedness on commercially reasonable terms or at all.

To service our indebtedness, we require significant amounts of cash flow from operations.

We require significant amounts of cash flow from operations in order to make annual interest payments of approximately $164.8 million on the Senior Notes described below. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund our capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

Our ability to generate needed amounts of cash is substantially dependent upon our TUAs with three customers, and we will be materially and adversely affected if any customer fails to perform its TUA obligations for any reason.

Our future results and liquidity are dependent upon performance by Chevron and Total, each of which has entered into a TUA with us and agreed to pay us approximately $125 million annually, and with Cheniere Investments, which is required to pay us approximately $250 million annually. We are dependent on each customer's continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers' obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, results of operations, financial condition and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Cheniere Investments continues to develop its business, lacks a credit rating and may also be limited by access to capital. In addition, Cheniere Partners, which has guaranteed Cheniere Investments' TUA obligations, has no credit rating. Accordingly, we believe that Cheniere Investments and Cheniere Partners have a higher risk of being financially unable to perform their obligations under Cheniere Investments' TUA than either Chevron or Total have with respect to their TUAs. Although each of our TUA counterparties faces a risk that it will not be able to enter into commercial arrangements for the use of its capacity at our LNG terminal to support the payment of its obligations under its TUA, due to negative developments in the LNG industry or for other reasons, that risk and the potential for that risk to adversely affect us are greater for Cheniere Investments than for Total and Chevron. The principal risks attendant to Cheniere Investments' future ability to generate operating cash flow to support its TUA obligations include the following:

•
neither Cheniere Investments nor Cheniere Marketing, which is required to provide services for, and make payments to, Cheniere Investments, has unconditional agreements or arrangements for any supplies of LNG or for the utilization of Cheniere Investments' reserved regasification capacity and may not be able to obtain such agreements or arrangements on economical terms, or at all;

•
neither Cheniere Investments nor Cheniere Marketing has unconditional commitments from customers for the purchase of the LNG or natural gas that they propose to sell from our LNG terminal, and they may not be able to obtain commitments or other arrangements on economical terms, or at all;

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

The business plans of both Cheniere Investments and Cheniere Marketing may be limited by access to capital and their lack of credit ratings. These factors create financial obstacles and exacerbate the risk that neither Cheniere Investments nor Cheniere Marketing will be able to enter into commercial arrangements with third parties to commercially exploit all of the reserved regasification capacity at our LNG terminal on commercially advantageous terms, or at all.

Any or all of these factors, as well as other risk factors described elsewhere herein and other risk factors that we or Cheniere Investments may not be able to anticipate, control or mitigate, could have a material adverse effect on Cheniere Investments' ability to commercially exploit its reserved regasification capacity at our LNG terminal, which in turn could materially and adversely affect our business, results of operations, financial condition, prospects and liquidity.

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

The Sabine Pass Indenture restricts payments that we can make in certain events and limits the indebtedness that we can incur. We are permitted to pay distributions only after the following payments have been made:

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

In addition, we will only be able to make distributions to our partners in the event that we could, among other things, incur at least $1.00 of additional indebtedness under the fixed charge coverage ratio test of 2:1 at the time of payment and after giving pro forma effect to the distribution. We are also prohibited under the Sabine Pass Indenture from paying distributions upon the occurrence of any of the following events, among others:

•	a default for 30 days in the payment of interest on the Senior Notes;

•	a failure to pay any principal of the Senior Notes;

•	a failure to comply with various covenants in the Sabine Pass Indenture;

•	a failure to observe any other agreement in the Sabine Pass Indenture beyond any specified cure periods;

•
a default under any mortgage, indenture or instrument governing any indebtedness for borrowed money by us in excess of $25.0 million if such default results from a failure to pay principal or interest on, or results in the acceleration of, such indebtedness;

•	a final money judgment or decree (not covered by insurance) in excess of $25.0 million is not discharged or stayed within 60 days following entry;

•	a failure of any material representation or warranty in the security documents entered into in connection with the Sabine Pass Indenture to be correct;

•	our LNG terminal project is abandoned; or

•	certain events of bankruptcy or insolvency.

Our inability to pay distributions or to incur additional indebtedness as a result of the foregoing restrictions in the Sabine Pass Indenture may inhibit Cheniere Investments' ability to make payments under its TUA with us, which in turn could materially and adversely affect our business, results of operations, financial condition, prospects and liquidity.

The fixed charge coverage ratio test contained in the Sabine Pass Indenture could prevent us from making cash distributions. As a result, Cheniere Investments may be prevented from making payments to us under its TUAs, which could materially and adversely affect us.

We are not permitted to make cash distributions if our consolidated cash flow is not at least twice our fixed charges, calculated as required in the Sabine Pass Indenture. In order to satisfy this fixed charge coverage ratio test, we estimate that our consolidated cash flow, as defined in the Sabine Pass Indenture, must be greater than approximately $375 million. Thus, TUA payments from Cheniere Investments are needed in addition to the TUA payments from Chevron and Total.

The fixed charge coverage ratio test contained in the Sabine Pass Indenture may not be met if Cheniere Investments' payments to us cease to be recognizable as revenue under GAAP, which could occur for future periods if, for example, GAAP guidelines for recognition of revenue from affiliates change or if Cheniere Investments changes its business such that it is not pursuing, and has no prospect of developing, any substantive business, thereby causing it to lack economic substance. If the fixed charge coverage ratio test is not satisfied, we will not be permitted by the Sabine Indenture to make distributions to Cheniere Partners. If Cheniere Investments does not receive distributions from us, Cheniere Investments may not be able to continue to make payments to us under its TUA, which could have a material and adverse effect on our business, results of operations, financial condition, prospects and liquidity.

The Sabine Pass Indenture may prevent Sabine Pass LNG from engaging in certain beneficial transactions.

In addition to restrictions on our ability to make distributions or incur additional indebtedness, the Sabine Pass Indenture also contains various other covenants that may prevent us from engaging in beneficial transactions, including limitations on the ability of us or certain of our subsidiaries to:

•	make certain investments;

•	purchase, redeem or retire equity interests;

•	issue preferred stock;

•	sell or transfer assets;

•	incur liens;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or lease all or substantially all of its assets; and

•	enter into sale and leaseback transactions.

Risks Relating to Our Business

Operation of our LNG terminal involves significant risks.

As more fully discussed in these Risk Factors, our LNG terminal faces operational risks, including the following:

•	performing below expected levels of efficiency;

•	breakdown or failures of equipment or systems;

•	operational errors by vessel or tug operators or others;

•	operational errors by us or any contracted facility operator or others;

•	labor disputes; and

•	weather-related interruptions of operations.

To maintain the cryogenic readiness of our LNG terminal, we may need to purchase and process LNG. Our customers have the obligation to procure LNG if necessary for our LNG terminal to maintain its cryogenic state. If they fail to do so, we may need to procure such LNG.
We will need to maintain the cryogenic readiness of our LNG terminal. Our customers have the obligation to maintain minimum inventory levels, and under certain circumstances, to procure LNG to maintain the cryogenic readiness of the terminal. In the event that aggregate minimum inventory levels are not maintained, we have the right to procure a cryogenic readiness cargo, and to the extent that our TUA customers have failed to maintain their minimum inventory levels, be reimbursed by each TUA customer for their allocable share of the LNG acquisition costs. If we are not able to obtain financing on acceptable terms, we will need to maintain sufficient working capital for such a purchase until we receive reimbursement for the allocable costs of the LNG from our customers or sell the regasified LNG. We may also bear the commodity price and other risks of purchasing LNG, holding it in our inventory for a period of time and selling the regasified LNG.

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

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama. Construction at our LNG terminal site was temporarily suspended in connection with Hurricane Katrina, as a precautionary measure. Approximately three weeks after the occurrence of Hurricane Katrina, our LNG terminal site was again secured and evacuated in anticipation of Hurricane Rita, the eye of which made landfall to the east of the site. As a result of these 2005 storms and related matters, our LNG terminal experienced construction delays and increased costs. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and our LNG terminal experienced damage.

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

The operation of our LNG terminal is a highly regulated activity. The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate our LNG terminal. Although we have obtained all of the necessary authorizations to operate our LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Failure to maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 15, 2012, Cheniere and its subsidiaries had 232 full-time employees, including 124 employees who directly supported our LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of our LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have entered into a TUA with Cheniere Investments, under which Cheniere Investments will be able to derive economic benefits. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

We are dependent on Cheniere and its affiliates to provide services to us. If Cheniere or its affiliates are unable or unwilling to perform according to the negotiated terms and timetable of their respective agreement for any reason or terminates their agreement, we would be required to engage a substitute service provider. This could result in a significant interference with operations and increased costs.

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect on us.

The operation of our LNG terminal and other potential future operations at the site, including a proposed liquefaction project being developed by Cheniere Partners, are subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our LNG terminal site and assets or damage to persons and property. In addition, operations at our LNG terminal site and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Failure of imported LNG to be a competitive source of energy for North American markets could adversely affect our customers, particularly Cheniere Investments, and could materially and adversely affect our business, results of operations, financial condition, liquidity and prospects.
Operations at our LNG terminal are dependent upon the ability of our customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and recent discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG. In addition to natural gas, LNG also competes in North America with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy.

Other continents have a longer history of importing LNG and, due to their geographic proximity to LNG producers and limited pipeline access to natural gas supplies, may be willing and able to pay more for LNG, thereby reducing or eliminating the supply of LNG available in North American markets. Current and future prices for natural gas in markets that compete with North America have been higher than prices for natural gas in North America, which has adversely affected the volume of LNG imports into North America. If LNG deliveries to North America continue to be constrained due to stronger demand from these competing markets, the ability of our TUA customers to import LNG into North America on a profitable basis may be adversely affected.

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

As a result of these and other factors, LNG may not be a competitive source of energy in North America. The failure of LNG to be a competitive supply alternative to domestic natural gas, oil and other alternative energy sources could adversely affect the ability of our customers to import LNG into North America on a commercial basis. Any significant impediment to the ability to import LNG into the United States generally, or to our LNG terminal specifically, could have a material adverse effect on our customers, particularly Cheniere Investments, and on our business, results of operations, financial condition, liquidity and prospects.

Decreases in the demand for and price of natural gas could lead to reduced development of LNG projects worldwide, which could adversely affect the performance of our TUA customers, particularly Cheniere Investments, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.
The development of domestic LNG facilities and LNG projects generally is based on assumptions about the future price of natural gas and the availability of natural gas. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

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

The economics of our LNG terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG import or export capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG terminal;

•	insufficient or oversupply of LNG liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services or provide liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities to serve the North American natural gas market. Our LNG regasification service competitors in North America include major energy companies. In addition, competitors have developed or reopened additional LNG terminals in Europe, Asia and other markets, which also compete with our LNG terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to natural gas and LNG supplies than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Insufficient development of additional LNG liquefaction capacity worldwide could adversely affect the performance of our TUA customers, particularly Cheniere Investments, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

Commercial development of an LNG facility takes a number of years, requires a substantial capital investment and may be delayed by factors, such as:

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

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of us and our customers because of:

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate our LNG terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of our construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes' effects on the construction of our LNG terminal. Any increase in our operating costs could materially and adversely affect our business, results of operations, financial condition, liquidity and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

All of our anticipated revenue in 2012 will be dependent upon one facility, our LNG terminal in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at our LNG terminal or in the LNG industry would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2011, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED PARTNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from our audited consolidated financial statements for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Statement of Operations Data:
Revenues (including affiliates)	$533,612	$523,223	$416,790	$15,000	$—
Expenses (including affiliates)	88,993	93,481	76,579	30,391	11,615
Income (loss) from operations	444,619	429,742	340,211	(15,391)	(11,615)
Other expense	(175,705)	(173,297)	(141,402)	(63,547)	(39,731)
Net income (loss)	268,914	$256,445	$198,809	$(78,938)	$(51,346)

Cash Flow Data:
Cash flows provided by (used in) operating activities	$319,291	$268,426	$244,722	$78,302	$—
Cash flows provided by (used in) investing activities	(7,330)	(5,076)	(26,431)	75,940	—
Cash flows provided by (used in) financing activities	(313,619)	(374,835)	(295,707)	40,585	—

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,268	$5,926	$117,411	$194,827	$—
Restricted cash and cash equivalents (current)	13,732	13,732	13,732	41,158	191,179
Non-current restricted cash and cash equivalents	82,394	82,394	82,394	126,056	442,019
Property, plant and equipment, net	1,514,137	1,550,465	1,588,557	1,517,507	1,127,289
Total assets	1,652,513	1,695,305	1,859,101	1,944,345	1,826,881
Long-term debt, net of discount	2,192,418	2,187,724	2,110,101	2,107,673	2,032,000
Long-term debt—related party, net of discount	—	—	72,928	70,661	—
Deferred revenue	25,500	29,500	33,500	37,500	40,000
Deferred revenue—affiliate	12,266	9,813	7,360	4,971	2,583

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Financial Statements and Supplementary Data." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

•	Recent Accounting Standards

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. Our LNG terminal has regasification capacity of approximately 4.0 billion cubic feet per day ("Bcf/d") (with peak capacity of approximately 4.3 Bcf/d) and five LNG storage tanks with an aggregate LNG storage capacity of approximately 16.9 Bcf along with two unloading docks.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2011, we had $4.3 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months. We expect to have sufficient cash flow from payments received under our Total Gas and Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the 2013 Notes.

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

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered for the customer’s account ("2% Retainage LNG").

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2011, 2010 and 2009. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2011	2010	2009
Sources of cash and cash equivalents
Operating cash flow	$319,291	$268,426	$244,722
Use of restricted cash and cash equivalents	—	—	71,088
Total sources of cash and cash equivalents	319,291	268,426	315,810

Uses of cash and cash equivalents
Distributions to limited partner	(313,619)	(374,835)	(295,684)
LNG terminal construction-in-process, net	(7,137)	(4,955)	(96,918)
Other	(193)	(121)	(624)
Total uses of cash and cash equivalents	(320,949)	(379,911)	(393,226)

Net decrease in cash and cash equivalents	(1,658)	(111,485)	(77,416)
Cash and cash equivalents—beginning of year	5,926	117,411	194,827
Cash and cash equivalents—end of year	$4,268	$5,926	$117,411

Operating cash flow

Operating cash flow was $319.3 million, $268.4 million and $244.7 million in 2011, 2010 and 2009, respectively.

The $50.9 million increase in operating cash flow in 2011 compared to 2010 primarily resulted from increased TUA payments received from our customers in 2011.

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

Use of restricted cash and cash equivalents

In 2009, $71.1 million of restricted cash and cash equivalents was primarily used to pay for construction activities at our LNG terminal.  Under the indenture governing the Senior Notes ("Sabine Pass Indenture"), a portion of the proceeds from the Senior Notes (described below) was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of our LNG terminal. Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes that have been designated as restricted cash and cash equivalents are used, they are presented as a source of cash and cash equivalents. The zero use of restricted cash and cash equivalents in 2010 and 2011 resulted from completing construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf at our LNG terminal in September 2008, and the substantial completion of our LNG terminal’s construction activities during the third quarter of 2009.

Distributions to owners

We made $313.6 million, $374.8 million and $295.7 million of distributions to our owners in 2011, 2010 and 2009, respectively.

LNG terminal construction-in-process, net

Capital expenditures for our LNG terminal were $7.1 million, $5.0 million and $96.9 million in 2011, 2010 and 2009, respectively.  The decreased amounts of capital expenditures in 2011 and 2010 compared to 2009 resulted from substantially completing construction of our LNG terminal in the third quarter of 2009.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2011, 2010 and 2009, we made distributions to our owners of $313.6 million, $374.8 million and $295.7 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the years ended December 31, 2011, 2010 and 2009, we recorded general and administrative expense—affiliate of $8.1 million, $7.9 million and $8.0 million, respectively, under the following service agreements.

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

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2011 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Operating lease obligations (1) (2)	$262,966	$9,251	$18,388	$18,388	$216,939
Long-term debt (excluding interest) (3)	2,215,500		550,000	1,665,500	—
Service contracts:
Affiliate O&M Agreement (4)	21,579	1,639	3,278	3,278	13,384
Affiliate Sabine Pass LNG MSA (4)	86,315	6,556	13,111	13,111	53,537
Cooperative endeavor agreements (4)	12,267	2,453	4,907	4,907	—
Other obligation (5)	750	750	—	—	—
Total	$2,599,377	$20,649	$589,684	$1,705,184	$283,860

(1)	A discussion of these obligations can be found in Note 12—"Leases" of our Consolidated Financial Statements.

(2)	Minimum lease payments have not been reduced by a minimum sublease rental of $120.3 million due in the future under non-cancelable tug boat subleases.

(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2011, our cash payments for interest would be $164.8 million in 2012, $161.5 million in 2013, $124.9 million in 2014, $124.9 million in 2015 and $114.5 million in 2016 for the remaining years for a total of $690.6 million.  See Note 10—"Long-Term Debt" of our Consolidated Financial Statements.

(4)	A discussion of these obligations can be found in Note 11—"Related Party Transactions" of our Consolidated Financial Statements.

(5)	Other obligation consists of LNG terminal security services.

Results of Operations

Overall Operations

2011 vs. 2010

Our consolidated net income increased $12.5 million, from $256.4 million in 2010 to $268.9 million in 2011. This primarily resulted from increased sales of our 2% Retainage LNG and LNG cargo export loading fee revenue and decreased operating and maintenance expenses.

2010 vs. 2009

Our consolidated net income increased $57.6 million, from $198.8 million in 2009 to $256.4 million in 2010. This primarily resulted from the commencement of revenues under the Total TUA on April 1, 2009 and the Chevron TUA on July 1, 2009.

Revenues (including Affiliate Revenues)

2011 vs. 2010

Our revenues increased $10.4 million, from $523.2 million in 2010 to $533.6 million in 2011. This primarily resulted from increased sales of our 2% Retainage LNG and LNG cargo export loading fee revenue in 2011.

2010 vs. 2009

Our revenues increased $106.4 million, from $416.8 million in 2009 to $523.2 million in 2010. This primarily resulted from the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

Operating and Maintenance Expense (including Affiliate Expense)

2011 vs. 2010

Operating and maintenance expense (including affiliate expense) decreased $5.5 million, from $39.2 million in 2010 to $33.7 million in 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

2010 vs. 2009

Operating and maintenance expense (including affiliate expense) increased $6.7 million, from $32.5 million in 2009 to $39.2 million in 2010. This increase primarily resulted from increased tug service costs and increased fuel costs associated with the full operability of our LNG terminal during all of 2010, as compared to only part of 2009.

Depreciation Expense

2010 vs. 2009

Depreciation expense increased $9.6 million, from $32.7 million in 2009 to $42.3 million in 2010. This increase resulted from our beginning to depreciate the costs associated with the achievement of full operability of our LNG terminal in the third quarter of 2009.

Interest Expense, net

2010 vs. 2009

Interest expense, net of amounts capitalized, increased $26.8 million, from $147.2 million in 2009 to $174.0 million in 2010. This increase resulted from the achievement of full operability of our LNG terminal in the third quarter of 2009, which reduced the amount of interest expense that was capitalized.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no "off-balance sheet arrangements" that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of LNG terminal projects once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals, and other preliminary investigation and development activities related to our LNG terminal projects.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as intangible LNG assets. The costs of lease options are amortized over the life of the lease once obtained. If no lease is obtained, the costs are expensed.

We capitalize interest and other related debt costs during the construction period of our LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  For a discussion of revenue from related parties, please read Note 11—"Related Party Transactions".  The retained 2% of LNG delivered for each customer’s account at our LNG terminal is recognized as revenue as we perform the services set forth in each customer’s TUA.

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 6—"Debt Issuance Costs" and Note 10—"Long-Term Debt"). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

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

At December 31, 2011, the tax basis of our assets and liabilities was $333.9 million less than the reported amounts of our assets and liabilities.

Pursuant to the Sabine Pass Indenture, we are permitted to make distributions ("Tax Distributions") for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

In November 2006, we entered into a state franchise tax sharing agreement (the "State Tax Sharing Agreement") with Cheniere pursuant to which Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, then we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. The State Tax Sharing Agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The State Tax Sharing Agreement is effective for tax returns first due on or after January 1, 2008.

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
Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2011, 2010 or 2009.
Asset Retirement Obligations
We recognize asset retirement obligations ("AROs") for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.
Based on the real property lease agreements at our LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. The property lease agreements at our LNG terminal have terms of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender our LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG terminal.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.
Items subject to estimates and assumptions include, but are not limited to, the value of property, plant and equipment. Actual results could differ significantly from our estimates.
Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in FASB's June 2011 amendment.  We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of December 31, 2011 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,065,000	$3.997 - $5.002	January 2013	$(1,415)	$84

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SABINE PASS LNG, L.P.

MANAGEMENT’S REPORT TO THE PARTNERS OF SABINE PASS LNG, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Sabine Pass LNG, L.P. and its subsidiaries ("Sabine Pass LNG").  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Sabine Pass LNG’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Sabine Pass LNG maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework issued by the COSO.

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

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of Sabine Pass LNG's general partner required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Sabine Pass LNG’s Form 10-K.

Sabine Pass LNG, L.P.

By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI	By:	/s/ MEG A. GENTLE
	Charif Souki		Meg A. Gentle
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, LLC, and
Partners of Sabine Pass LNG, L.P.

We have audited the accompanying consolidated balance sheets of Sabine Pass LNG, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabine Pass LNG, L.P. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 24, 2012

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$4,268	$5,926
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	517	1,378
Accounts receivable—affiliate	314	349
Advances to affiliate	556	3,543
LNG inventory	473	1,212
Prepaid expenses and other	6,145	4,326
Total current assets	26,005	30,466

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,514,137	1,550,465
Debt issuance costs, net	17,622	22,004
Other	12,355	9,976
Total assets	$1,652,513	$1,695,305
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accrued liabilities	$14,854	$15,685
Accrued liabilities—affiliate	1,075	2,975
Deferred revenue	26,629	26,592
Deferred revenue—affiliate	21,650	21,592
Other	1,415	—
Total current liabilities	65,623	66,844

Long-term debt, net of discount	2,192,418	2,187,724
Deferred revenue	25,500	29,500
Deferred revenue—affiliate	12,266	9,813
Other non-current liabilities	302	315
Commitments and contingencies
Partners' deficit	(643,596)	(598,891)
Total liabilities and partners’ deficit	$1,652,513	$1,695,305

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues
Revenues	$278,241	$268,328	$163,862
Revenues—affiliates	255,371	254,895	252,928
Total revenues	533,612	523,223	416,790

Expenses
Operating and maintenance expense	21,827	27,069	20,683
Operating and maintenance expense—affiliate	11,918	12,090	11,833
Depreciation expense	42,936	42,299	32,742
General and administrative expense	2,723	2,453	1,863
General and administrative expense—affiliate	9,589	9,570	9,458
Total expenses	88,993	93,481	76,579

Income from operations	444,619	429,742	340,211

Other income (expense)
Interest expense, net	(173,590)	(174,016)	(147,201)
Derivative gain (loss), net	(2,251)	461	5,277
Other	136	258	522
Total other expense	(175,705)	(173,297)	(141,402)

Net income	$268,914	$256,445	$198,809

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2008	$—	$(383,626)	$—	$(383,626)
Distributions to limited partner	—	(295,684)	—	(295,684)
Net income	—	198,809	—	198,809
Balance at December 31, 2009	—	(480,501)	—	(480,501)

Distributions to limited partner	—	(374,835)	—	(374,835)
Net income	—	256,445	—	256,445
Balance at December 31, 2010	—	(598,891)	—	(598,891)

Distributions to limited partner	—	(313,619)	—	(313,619)
Net income	—	268,914	—	268,914
Balance at December 31, 2011	$—	$(643,596)	$—	$(643,596)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$268,914	$256,445	$198,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,936	42,299	32,742
Amortization of debt discount	4,695	4,695	4,695
Amortization of debt issuance costs	4,382	4,863	3,818
Non-cash derivative loss	1,415	124	1,106
Changes in operating assets and liabilities:
Deferred revenue—affiliate	58	(41,915)	765
Deferred revenue	(3,964)	(3,864)	19,955
Accounts payable and accrued liabilities	(114)	(21)	(11,519)
Advances to affiliate	2,988	1,815	(3,160)
Accounts payable and accrued liabilities—affiliate	(1,917)	(407)	2,685
Accounts receivable—affiliate	35	3,237	(3,167)
Other	(137)	1,155	(2,007)
Net cash provided by operating activities	319,291	268,426	244,722

Cash flows from investing activities
Use of restricted cash and cash equivalents	—	—	71,088
LNG terminal construction-in-process, net	(7,137)	(4,955)	(96,918)
Advances under long-term contracts and other	(193)	(121)	(601)
Net cash used in investing activities	(7,330)	(5,076)	(26,431)

Cash flows from financing activities
Distribution to limited partner	(313,619)	(374,835)	(295,684)
Other	—	—	(23)
Net cash used in financing activities	(313,619)	(374,835)	(295,707)

Net decrease in cash and cash equivalents	(1,658)	(111,485)	(77,416)
Cash and cash equivalents—beginning of year	5,926	117,411	194,827
Cash and cash equivalents—end of year	$4,268	$5,926	$117,411

See accompanying notes to consolidated financial statements.

SABINE PASS LNG,L.P AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere Energy, Inc. ("Cheniere"), and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has an 88.8% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Cheniere Energy Investments, LLC ("Cheniere Investments"), the 100% parent of Sabine Pass GP, Sabine Pass LNG-LP and us. As used in these Notes to Consolidated Financial Statements, the terms "we", "us" and "our" refer to Sabine Pass LNG, L.P. The purpose of this limited partnership is to own, develop and operate a liquefied natural gas ("LNG") receiving and regasification terminal in western Cameron Parish, Louisiana on the Sabine Pass Channel (the "LNG terminal").

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of LNG terminal projects once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals, and other preliminary investigation and development activities related to our LNG terminal projects.

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land and lease option costs that are capitalized as property, plant and equipment and certain permits that are capitalized as intangible LNG assets. The costs of lease options are amortized over the life of the lease once obtained. If no lease is obtained, the costs are expensed.

We capitalize interest and other related debt costs during the construction period of our LNG terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective terminal use agreements ("TUAs"). Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer's regasification capacity reservation fees payable under its TUA. For a discussion of revenue from related parties, please read Note 11—"Related Party Transactions".  The retained 2% of LNG delivered for each customer’s account at our LNG terminal is recognized as revenue as we perform the services set forth in each customer's TUA.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Debt Issuance Costs

Debt issuance costs consist primarily of fees incurred that are directly related to the issuance of the Senior Notes (See Note 6—"Debt Issuance Costs" and Note 10—"Long-Term Debt"). These costs are capitalized and are being amortized to interest expense over the terms of the Senior Notes.

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

At December 31, 2011, the tax basis of our assets and liabilities was $333.9 million less than the reported amounts of our assets and liabilities.

Pursuant to the indenture governing the Senior Notes (the "Sabine Pass Indenture"), we are permitted to make distributions ("Tax Distributions") for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

In November 2006, we entered into a state franchise tax sharing agreement (the "State Tax Sharing Agreement") with Cheniere pursuant to which Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined tax liability. If Cheniere, in its sole discretion, demands payment, then we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. The State Tax Sharing Agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The State Tax Sharing Agreement is effective for tax returns first due on or after January 1, 2008.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We began depreciating equipment and facilities associated with the initial 2.6 billion cubic feet per day ("Bcf/d") of sendout capacity and 10.1 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2009. Our LNG terminal is depreciated using the straight-line depreciation method applied

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

to groups of LNG terminal assets with varying useful lives. The identifiable components of our LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years. Depreciation of computer and office equipment, computer software, leasehold improvements and vehicles is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No such impairment was recorded for December 31, 2011, 2010 or 2009.

Asset Retirement Obligations

We recognize asset retirement obligations ("AROs") for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.

Based on the real property lease agreements at our LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements at our LNG terminal have terms of up to 90 years including renewal options. Due to the language in the real property lease agreements, we have determined that the cost to surrender our LNG terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with our LNG terminal.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

Items subject to estimates and assumptions include, but are not limited to, the value of property, plant and equipment. Actual results could differ significantly from those estimates.

Recent Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in FASB's June 2011 amendment.  We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

We consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 10—"Long-Term Debt"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of December 31, 2011 and 2010, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2011 and 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—LNG INVENTORY

LNG inventory is recorded at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each period. LNG inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year. These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. As of December 31, 2011 and 2010, we had $0.5 million and $1.2 million, respectively, of LNG inventory on our Consolidated Balance Sheets. During the years ended December 31, 2011, 2010 and 2009, we recognized $0.4 million, $0.3 million and zero, respectively, as a result of LCM adjustments to our LNG inventory.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2011	2010
LNG terminal costs
LNG terminal	$1,637,724	$1,629,427
LNG terminal construction-in-process	286	2,160
LNG site and related costs, net	163	170
Accumulated depreciation	(124,409)	(81,781)
Total LNG terminal costs, net	1,513,764	1,549,976

Fixed assets
Computer and office equipment	227	227
Vehicles	416	384
Machinery and equipment	1,068	964
Other	630	550
Accumulated depreciation	(1,968)	(1,636)
Total fixed assets, net	373	489
Property, plant and equipment, net	$1,514,137	$1,550,465

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of our LNG terminal when they were ready for use in the third quarter of 2009. Depreciation expense related to our LNG terminal totaled $42.6 million, $41.8 million and $32.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of our LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Marine berth, electrical, facility and roads	35
Regasification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Others	15-30

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

NOTE 6—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of the debt issuance cost was recorded as interest expense. As of December 31, 2011 and 2010, we had capitalized $17.6 million and $22.0 million (net of accumulated amortization of $21.8 million and $17.4 million), respectively, of costs directly associated with the Senior Notes.

As of December 31, 2011 (in thousands):

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Notes	$9,353	7 years	$(6,837)	$2,516
2016 Notes	30,057	10 years	(14,951)	15,106
Total	$39,410		$(21,788)	$17,622

Scheduled amortization of these debt issuance costs related to the Senior Notes for the next five years is estimated to be $17.6 million.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The fair value of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at December 31, 2011:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Fuel Derivatives liability (1)	$—	$1,415	$—	$1,415

(1)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $2.3 million and derivative gain of $0.5 million and $5.3 million related to Fuel Derivatives in the years ended December 31, 2011, 2010 and 2009, respectively.

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

Financial Instruments (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$555,500	$550,000	$541,750
2016 Notes, net of discount (1)	1,642,418	1,650,630	1,637,724	1,523,083

(1)
The estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2011 and 2010, as applicable.

NOTE 8—ACCRUED LIABILITIES

As of December 31, 2011 and 2010, accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Interest and related debt fees	$13,732	$13,732
LNG terminal costs	1,122	1,953
Affiliate	1,075	2,975
Total accrued liabilities	$15,929	$18,660

NOTE 9—DEFERRED REVENUE

Advance Capacity Reservation Fee

In November 2004, Total Gas and Power North America, Inc. ("Total") paid us a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at our LNG terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to us in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In November 2004, we also entered into a TUA to provide Chevron U.S.A. Inc. ("Chevron") with approximately 0.7 Bcf/d of LNG regasification capacity at our LNG terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d, making advance capacity reservation fee payments to us totaling $20.0 million. The advance capacity reservation fee payments are being amortized as a reduction of Chevron’s regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on July 1, 2009. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of December 31, 2011, we had recorded $4.0 million and $25.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees. As of December 31, 2010, we had recorded $4.0 million and $29.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees.

TUA Payments

Following the achievement of commercial operability of our LNG terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC ("Cheniere Marketing") under its TUA. As of December 31, 2009, we had recorded $62.7 million as current deferred revenue—affiliate related to Cheniere Marketing's quarterly advance capacity reservation fee payments. Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. After the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. As of December 31, 2011 and 2010, we had recorded $21.0 million and $20.9 million, respectively, as current deferred revenue—affiliate related to Cheniere Investments monthly advance capacity reservation fee payment.

Total and Chevron are obligated to make monthly TUA payments to us in advance of the month of service. These monthly payments are recorded to current deferred revenue in the period cash is received and are then recorded as revenue in the next month when the TUA service is performed. As of December 31, 2011 and 2010, we had recorded $21.1 million and $21.0 million, respectively, as current deferred revenue on our Consolidated Balance Sheets related to Total's and Chevron's monthly TUA payments.

Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2011 and 2010, we had $12.3 million and $9.8 million, respectively, of other non-current assets and non-current deferred revenue resulting from accelerated ad valorem tax payments.

NOTE 10—LONG-TERM DEBT

As of December 31, 2011 and 2010, our long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior Notes	$2,215,500	$2,215,500
Debt discount on Senior Notes	(23,082)	(27,776)
Total long-term debt, net of discount	$2,192,418	$2,187,724

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the years ended December 31, 2011 and 2010, we made distributions of $313.6 million and $374.8 million, respectively, to our owners after satisfying all the applicable conditions in the Sabine Pass Indenture.

NOTE 11—RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010, we had $0.6 million and $3.5 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

In November 2006, Cheniere Marketing reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment TUA with us and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere guaranteed Cheniere Marketing's obligations under its TUA.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

During the years ended December 31, 2011, 2010 and 2009, we recorded general and administrative expense—affiliate of $8.1 million, $7.9 million and $8.0 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2011 and 2010, we had $12.3 million and $9.8 million of other non-current assets and non-current deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing, respectively.

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under an agreement with Cheniere Marketing. Under this agreement, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas or LNG to our LNG terminal.

We recorded $4.2 million and $2.8 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the years ended December 31, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of $0.3 million and $0.9 million pursuant to this agreement in the years ended December 31, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.7 million, $2.7 million and $2.2 million pursuant to this agreement in the years ended December 31, 2011, 2010 and 2009, respectively

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments, under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the years ended December 31, 2011 and 2010, we recorded revenues—affiliate from Cheniere Investments of $0.4 million and zero, respectively, pursuant to this agreement.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 12—LEASES

During the years ended December 31, 2011, 2010 and 2009, we recognized rental expense for all operating leases of $9.2 million, $9.1 million and $7.2 million, respectively.

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2011 under the land leases and tug boat lease described below (in thousands):

Year ending December 31,	Lease Payments (2)
2012	$9,251
2013	9,194
2014	9,194
2015	9,194
2016	9,194
Later years (1)	216,939
Total minimum payments required	$262,966

(1)
The later years include the remaining initial term and six 10-year extensions of our land leases and the remaining initial term and two 5-year extensions of our tug boat lease, as the lease option renewals were reasonably assured.

(2)
Lease payments for our tug boat lease represent our lease payment obligation and do not take into account the $120.3 million sublease payments we will receive from our three TUA customers that effectively offset these lease payment obligations, as discussed below.

Land Leases

In January 2005, we exercised our options and entered into three land leases for the site of our LNG terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million. The annual lease payment is adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. We recognized $1.8 million, $1.7 million and $1.5 million of site lease expense on our Consolidated Statements of Operations in 2011, 2010 and 2009, respectively.

Tug Boat Lease

In the second quarter of 2009, we acquired a lease for the use of tug boats and marine services at our LNG terminal as a result of our purchase of Tug Services (the "Tug Agreement").  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of five years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this lease acquisition, Tug Services entered into a Tug Sharing Agreement with Chevron, Total and Cheniere Marketing to provide their LNG cargo vessels with tug boat and marine services at our LNG terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

NOTE 13—COMMITMENTS AND CONTINGENCIES
LNG Commitments
We have entered into TUAs with Total, Chevron and Cheniere Investments to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG terminal. See Note 11—"Related Party Transactions" for information regarding such agreements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Services Agreements

We have entered into certain services agreements with affiliates. See Note 11—"Related Party Transactions" for information regarding such agreements.

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, Cheniere agreed to pay or cause certain of its affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities. In 2003, Freeport LNG Development, L.P. ("Freeport LNG") contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s terminal. Cheniere has agreed to indemnify us against any Crest Royalty obligation and to pay any Crest Royalty amounts that may be due and not paid by Freeport LNG. The Crest Royalty is subject to a maximum of approximately $11.0 million and a minimum of $2.0 million per production year. The calculation of the Crest Royalty, and the scope of Freeport LNG's assumed obligation to pay the Crest Royalty, are being litigated in a breach of contract and declaratory judgment action pending in Texas state court.

Other Commitments

State Tax Sharing Agreement

In November 2006, we entered into a State Tax Sharing Agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all Texas franchise tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined Texas franchise tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the Texas franchise tax that we would be required to pay if our Texas franchise tax liability were computed on a separate company basis. This agreement contains similar provisions for other state and local taxes required to be filed by Cheniere and us on a combined, consolidated or unitary basis. The agreement is effective for tax returns first due on or after January 1, 2008. As of December 31, 2011, we had made no payments to Cheniere under this agreement.

Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 11—"Related Party Transactions" for information regarding such agreements.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2011, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash paid for interest, net of amounts capitalized	$164,513	$164,793	$138,659

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011:
Revenues	$133,841	$131,118	$132,038	$136,615
Income from operations	111,476	109,912	109,766	113,465
Net income	68,125	66,100	65,753	68,936

Year ended December 31, 2010:
Revenues	$130,778	$129,764	$129,371	$133,310
Income from operations	105,461	106,981	107,161	110,139
Net income	62,540	63,357	63,785	66,763

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our general partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the fiscal year ended December 31, 2011, our general partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management's Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 25 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Sabine Pass LNG, L.P.

We have no employees, directors or officers. We are managed by our general partner, Sabine Pass GP. Except for Mr. Duva, the individuals who serve on the board of directors and as executive officers of our general partner also serve as executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. Each of our general partner's directors and executive officers spent less than a majority of his or her time on our business in 2011.

Our general partner is not a public company and it is not listed on any stock exchange and as a result it is not required to, and does not have, any independent standing committees of its board of directors. Our general partner's only committee is an audit committee comprised of Mr. Souki who serves as an executive officer and/or director of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. There is not an audit committee financial expert on the audit committee because our financial statements are combined with those of Cheniere and Cheniere Partners, each of which has an audit committee with an audit committee financial expert.

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 15, 2012, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner.

Name	Age	Position with Our General Partner
Charif Souki	59	Director and Chief Executive Officer
Victor Duva	53	Director
R. Keith Teague	47	President
Meg A. Gentle	37	Chief Financial Officer
Charif Souki is a director and Chief Executive Officer of our general partner and has held that officer position since April 2008. Mr. Souki, a co-founder of Cheniere, is Chairman of Cheniere's board of directors and Chief Executive Officer and President of Cheniere. Since December 2002, Mr. Souki has been the Chief Executive Officer of Cheniere, and he was also President of Cheniere from that time until April 2005. He was re-elected as President of Cheniere in April 2008. From June 1999 to December 2002, he was Chairman of the board of directors of Cheniere and an independent investment banker. From September 1997 until June 1999, Mr. Souki was co-chairman of the board of directors of Cheniere, and he served as Secretary of Cheniere from July 1996 until September 1997. Mr. Souki has over 20 years of independent investment banking experience in the oil and gas industry and has specialized in providing financing for small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received a B.A. from Colgate University and an M.B.A. from Columbia University. He has served as a director since the formation of our general partner in 2003. Mr. Souki is also a director, Chairman of the Board and Chief Executive Officer of the general partner of Cheniere Partners.  It was determined that Mr. Souki should serve as a director of our general partner because he is the Chief Executive Officer of Cheniere, our general partner and the general partner of Cheniere Partners and is responsible for developing the companies' overall strategy and vision and implementing the business plans.  In addition, with twenty years of experience as an investment banker specializing in the oil and gas industry, Mr. Souki brings a unique perspective to the board of directors of the general partner.  Mr. Souki has not held any other directorship positions in the past five years.
Victor Duva serves as an independent director of our general partner. Mr. Duva joined C T Corporate Staffing, Inc. in 1981, serving as the President since 2003. Mr. Duva has held various positions with C T Corporate Staffing, Inc., including Account Representative, Assistant Vice President/Office Manager of two offices and Business Process Analyst. He received his B.A. at St. Thomas of Villanova University. Mr. Duva was elected as a director in 2007. As long as any of the Senior Notes (described in Note 10—"Long-Term Debt" of our Notes to Consolidated Financial Statements) remain outstanding, our general partner must have at least one independent director serving on its board of directors.  For a discussion of director independence, see Certain Relationships and Related Transactions, and Director Independence.  It was determined that Mr. Duva should serve as a director of our general partner because of his many years of experience serving as an independent director for private companies.  Mr. Duva has not held any other public company directorship positions in the past five years.
R. Keith Teague is President of our general partner and has held that position since April 2008. He has served as Senior Vice President-Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President-Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is currently a director, President and Chief Operating Officer of the general partner of Cheniere Partners. He is responsible for the development, construction and operation of Cheniere's LNG terminal and pipeline assets. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University.
Meg A. Gentle is Chief Financial Officer of our general partner and has held that position since March 2009.  She has served as Senior Vice President and Chief Financial Officer of Cheniere since March 2009. She served as Senior Vice President-Strategic Planning and Finance of Cheniere from February 2008 to March 2009.  Prior to that time, she served as Vice President of Strategic Planning of Cheniere since September 2005 and Manager of Strategic Planning of Cheniere since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle is currently a director, Senior Vice President and Chief Financial Officer of the general partner of Cheniere Partners.  Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University.

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

Compensation Committee Report

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors of our general partner would take action on any compensation issue, if needed. In fulfilling its responsibilities, the board of directors of our general partner, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of our general partner recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

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

None of the directors of our general partner or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2011.

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
The limited partner interest in our partnership is divided into units. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 15, 2012:

•	each person who beneficially owns more than 5% of the units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

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

(1)
All of our general partner and limited partner units are pledged as collateral to The Bank of New York Mellon as trustee under the Senior Notes as described in Note 10—"Long-Term Debt" of the Notes to Consolidated Financial Statements in Item 8.

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

Related Party Transactions

We are significantly dependent on Cheniere and its affiliates and our general partner and have numerous contractual and commercial relationships and conflicts of interests with them. The following related-party transactions are in addition to those related-party transactions described in Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements, which is herein incorporated by reference.  Except as described below, such related-party transactions were approved by the members of the board of directors of our general partner.

ISDA Master Agreement

In September 2007, we entered into an International Swaps and Derivatives Association ("ISDA") Master Agreement with Cheniere Marketing that provides us the ability to hedge our future price risk from time to time. The ISDA Master Agreement was entered into in the event we choose to hedge some of our LNG purchases or gas sales and elect to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during the fiscal years ended December 31, 2011 and 2010.

Operational Balancing Agreement

In December 2007, we entered into an Operational Balancing Agreement with Cheniere Creole Trail Pipeline, L.P. that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in "Gas Daily’s-Daily Price Survey" for each day of the month following termination. This agreement became effective following the achievement of commercial operability of our LNG terminal in September 2008. Sabine Pass LNG owed a natural gas volume valued at $56,000 to Cheniere Creole Trail Pipeline, L.P. at December 31, 2011, and Cheniere Creole Trail Pipeline, L.P. owed natural gas volumes valued at $2,000 to Sabine Pass LNG related to operational imbalances under this agreement at December 31, 2010.

The following related-party transactions were not approved by the board of directors of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement
In July 2007, we entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements. During each of the years ended December 31, 2011 and 2010, Cheniere Marketing paid us $2.5 million under the related agreement.
Temporary Pipeline Compressor Sharing Agreement
In August 2010, we entered into an agreement with our TUA customers, including Cheniere Investments, to share in the cost for the installation and operation of a temporary pipeline compressor at the Sabine Pass LNG terminal. Sabine Pass LNG recorded costs of $0.4 million and $0.3 million under this agreement in the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, Sabine Pass LNG recorded revenues—affiliate from Cheniere Investments of $0.4 million and zero, respectively, pursuant to this agreement.
LNG Terminal Export Agreement
In January 2010, we entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of $0.3 million and $0.9 million pursuant to this agreement in the years ended December 31, 2011 and 2010, respectively.

Director Independence

As long as any of the Senior Notes as described in Note 10—"Long-Term Debt" of the Notes to Consolidated Financial Statements in Part II, Item 8. of this annual report on Form 10-K remain outstanding, our general partner must have at least one director who is not, and for at least five years preceding such appointment has not been, a stockholder, director, manager, officer, trustee, employee, partner, member, attorney, counsel, creditor, customer or supplier of us, our general partner or any of our respective affiliates and who does not and has not had specified financial relationships with us, our general partner or any of our respective affiliates. We refer to this person as an independent director, and any such person may not control, be under common control with or be a member of the immediate family of any person excluded from serving as an independent director. Mr. Duva has been elected as this independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent auditor for the fiscal years ended December 31, 2011 and 2010. The following table sets forth the fees paid to Ernst & Young LLP for professional services rendered for 2011 and 2010:

	Ernst & Young LLP
	Fiscal 2011	Fiscal 2010
Audit Fees	$613,000	$589,000
Audit-Related Fees	—	—
Total	$613,000	$589,000

Audit Fees—Audit fees for 2011 and 2010 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

There were no audit-related fees, tax or other fees in 2011 and 2010.

Auditor Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2011 and 2010.

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

10.1*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.6*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.7*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.8*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.9*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.10*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11*
Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.12*
Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.13*
Assignment and Assumption Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.14*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.15*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.16*
Guarantee Agreement, dated as of November 9, 2006, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 1-33366), filed on June 28, 2010)

10.18*
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.19*
Capacity Rights Agreement, dated March 26, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.20*
Amended and Restated Capacity Rights Agreement, dated June 24, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.21*
Amendment No. 1 to Amended and Restated Capacity Rights Agreement, dated December 16, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.20 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.22*
Amendment No. 2 to Amended and Restated Capacity Rights Agreement, dated April 1, 2011, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.23*
Tri-Party Agreement, dated June 24, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.24*
Amendment No. 1 to Tri-Party Agreement, dated December 16, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.24 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 2, 2011)

10.25*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.26*
Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.27*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.28*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.29*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.30*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.31*
Purchase Agreement, dated September 10, 2008, by and among Sabine Pass LNG, L.P. and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.32*
Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.33*
Assignment, Assumption, Consent and Release Agreement, dated March 26, 2007, among Cheniere LNG O&M Services, L.P., Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.53 to Cheniere Energy Partners, L.P.'s Annual Report on Form 10-K (SEC File No. 001-33363), filed on February 27, 2009)

10.34*
Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.35*
Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.36*
Letter Agreement (Management Services Agreement), dated September 1, 2006, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.29 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on February 14, 2007)

10.37*
Assignment, Assumption, Consent and Release Agreement (Management Services Agreement), dated August 15, 2008, between Sabine Pass LNG-GP, Inc., Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.38*
Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and The Bank of New York Mellon. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.39*
Settlement and Purchase Agreement dated as of June 14, 2001, by and among Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC, and two related letter agreements, each dated February 27, 2003. (Incorporated by reference to Exhibit 10.36 to Cheniere Energy Partners, L.P.'s Registration Statement on Form S-1 (SEC File No. 333-139572), filed on January 25, 2007)

10.40*
Letter regarding Assumption and Adoption of Obligations under Settlement and Purchase Agreement, dated May 9, 2005, and Indemnification Agreement, dated May 9, 2005, by Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.29 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4/A (SEC File No. 333-138916), filed on January 10, 2007)

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

101+
The following materials from Sabine Pass LNG. L.P.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' and Owners' Capital (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text

*	Incorporated by reference

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

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer
Date:	February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer (Principal Executive Officer)	February 24, 2012
Charif Souki

/s/ R. KEITH TEAGUE	President (Principal Operating Officer)	February 24, 2012
R. Keith Teague

/s/ MEG A. GENTLE	Chief Financial Officer (Principal Financial Officer)	February 24, 2012
Meg A. Gentle

/s/ JERRY D. SMITH	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
Jerry D. Smith

/s/ VICTOR DUVA	Director	February 24, 2012
Victor Duva