Form 10-Q
period 2012-03-31
Sabine Pass LNG, L.P.
filed 2012-05-04
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,537	$4,268
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	18	517
Accounts receivable—affiliate	380	314
Advances to affiliate	5,648	556
LNG inventory	536	473
Prepaid expenses and other	8,705	6,145
Total current assets	73,753	26,005

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,504,570	1,514,137
Debt issuance costs, net	16,530	17,622
Other	14,799	12,355
Total assets	$1,692,046	$1,652,513

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accrued liabilities	$56,561	$14,854
Accrued liabilities—affiliate	1,447	1,075
Deferred revenue	26,525	26,629
Deferred revenue—affiliate	21,730	21,650
Other	1,577	1,415
Total current liabilities	107,840	65,623

Long-term debt, net of discount	2,193,592	2,192,418
Deferred revenue	24,500	25,500
Deferred revenue—affiliate	14,720	12,266
Other non-current liabilities	299	302
Commitments and contingencies
Partners' deficit	(648,905)	(643,596)
Total liabilities and partners' deficit	$1,692,046	$1,652,513

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	March 31
	2012	2011
Revenues
Revenues	$66,919	$69,668
Revenues—affiliate	63,812	64,173
Total revenues	130,731	133,841

Expenses
Operating and maintenance expense	6,112	5,685
Operating and maintenance expense—affiliate	2,998	2,592
Depreciation expense	10,587	10,737
General and administrative expense	393	971
General and administrative expense—affiliate	2,313	2,380
Total expenses	22,403	22,365

Income from operations	108,328	111,476

Other income (expense)
Interest expense, net	(43,458)	(43,397)
Derivative loss	(836)	—
Other	40	46
Total other expense	(44,254)	(43,351)
Net income	$64,074	$68,125

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners' Deficit
Balance at December 31, 2011	$—	$(643,596)	$—	$(643,596)
Distributions to owner	—	(69,383)	—	(69,383)
Net income	—	64,074	—	64,074
Balance at March 31, 2012	$—	$(648,905)	$—	$(648,905)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities
Net income	$64,074	$68,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,587	10,737
Amortization of debt discount	1,174	1,174
Amortization of debt issuance costs	1,092	1,080
Non-cash derivative loss	162	—
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Changes in operating assets and liabilities:
Deferred revenue—affiliate	80	266
Deferred revenue	(1,104)	(891)
Accounts payable and accrued liabilities	41,167	40,261
Advances to affiliate	(5,093)	2,169
Accrued liabilities—affiliate	372	(1,801)
Accounts and interest receivable	499	944
Accounts receivable—affiliate	(66)	(614)
Other	(2,612)	(4,441)
Net cash provided by operating activities	69,135	75,812

Cash flows from investing activities
LNG terminal construction-in-process, net	(348)	(1,521)
Advances under long-term contracts and other	(135)	(83)
Net cash used in investing activities	(483)	(1,604)

Cash flows from financing activities
Distributions to owner	(69,383)	(75,179)
Net cash used in financing activities	(69,383)	(75,179)

Net decrease in cash and cash equivalents	(731)	(971)
Cash and cash equivalents—beginning of period	4,268	5,926
Cash and cash equivalents—end of period	$3,537	$4,955

The accompanying notes are an integral part of these consolidated financial statements.

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

Results of operations for the three months ended ended March 31, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

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

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position or results of operations. We revised the presentation of investment in restricted cash and cash equivalents within our statement of cash flows to conform to the presentation adopted after the first quarter of last year.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

We have issued an aggregate principal amount of $2,215.5 million of Senior Notes (see Note 5—"Long-Term Debt"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of March 31, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of March 31, 2012 and December 31, 2011, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consists of liquefied natural gas ("LNG") terminal costs and fixed assets, as follows (in thousands):

	March 31	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,638,198	$1,637,724
LNG terminal construction-in-process	698	286
LNG site and related costs, net	161	163
Accumulated depreciation	(134,916)	(124,409)
Total LNG terminal costs, net	1,504,141	1,513,764

Fixed assets
Computers and office equipment	255	227
Vehicles	496	416
Machinery and equipment	1,095	1,068
Other	630	630
Accumulated depreciation	(2,047)	(1,968)
Total fixed assets, net	429	373
Property, plant and equipment, net	$1,504,570	$1,514,137

Depreciation expense related to our LNG terminal totaled $10.5 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4—Accrued Liabilities

As of March 31, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	March 31	December 31,
	2012	2011
Interest expense and related debt fees	$54,929	$13,732
LNG terminal costs	1,632	1,122
Affiliate	1,447	1,075
Total accrued liabilities	$58,008	$15,929

NOTE 5—Long-Term Debt

As of March 31, 2012 and December 31, 2011, our long-term debt consisted of the following (in thousands):

	March 31	December 31,
	2012	2011
Senior Notes, net of discount	$2,193,592	$2,192,418

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

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2012 and 2011, we made distributions of $69.4 million and $75.2 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at March 31, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Fuel Derivatives liability (1)	$—	$(1,577)	$—	$(1,577)

(1)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $0.8 million and zero related to Fuel Derivatives in the three months ended March 31, 2012 and 2011, respectively.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial Instruments (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$577,500	$550,000	$555,500
2016 Notes, net of discount (1)	1,643,592	1,762,752	1,642,418	1,650,630

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2012 and December 31, 2011, as applicable.

NOTE 7—Related Party Transactions

As of March 31, 2012 and December 31, 2011, we had $5.6 million and $0.6 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

In November 2006, Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, reserved approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal us agreement ("TUA") with us and was required to make capacity reservation fee payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least September 30, 2028. Cheniere guaranteed Cheniere Marketing's obligations under its TUA.

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments is required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Cheniere Investments' obligations under its TUA.

Service Agreements

During each of the three months ended March 31, 2012 and 2011, we recorded general and administrative expense—affiliate of $2.0 million under the following service agreements.

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

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing will pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of March 31, 2012 and December 31, 2011, we had $14.7 million and $12.3 million, respectively, of other non-current assets and non-current deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing.

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

We recorded $0.7 million and $1.1 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended March 31, 2012 and 2011, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of zero and $0.3 million pursuant to this agreement in the three months ended March 31, 2012 and 2011, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended March 31, 2012 and 2011.

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments, under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the three months ended March 31, 2012 and 2011, we recorded revenues—affiliate from Cheniere Investments of zero and $0.1 million, respectively, pursuant to this agreement.

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
Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Our discussion and analysis includes the following subjects:
•Overview of Business
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Policies and Estimates
•Recent Accounting Standards

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 88.7% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2012, we had $3.5 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

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

TUA Revenues

The entire approximately 4.0 Bcf/d of the regasification capacity at our LNG terminal has been fully reserved under three 20-year, firm commitment TUAs. Approximately 2.0 Bcf/d is contracted with unaffiliated third parties, and approximately 2.0 Bcf/d is contracted with Cheniere Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended
	March 31
	2012	2011
Sources of cash and cash equivalents
Operating cash flow	$69,135	$75,812

Uses of cash and cash equivalents
Distributions to owner	(69,383)	(75,179)
Other	(483)	(1,604)
Total uses of cash and cash equivalents	(69,866)	(76,783)

Net decrease in cash and cash equivalents	(731)	(971)
Cash and cash equivalents—beginning of period	4,268	5,926
Cash and cash equivalents—end of period	$3,537	$4,955

Operating Cash Flow

The decrease in operating cash flow is primarily a result of decreased LNG cargo export loading fee revenue.

Distributions to Owner

During the three months ended March 31, 2012 and 2011, we made $69.4 million and $75.2 million, respectively, in distributions to our owner after satisfying conditions in the Sabine Pass Indenture as discussed and defined below.

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

Under the indenture governing the Senior Notes ("the Sabine Pass Indenture"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2012 and 2011, we made distributions of $69.4 million and $75.2 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During each of the three months ended March 31, 2012 and 2011, we paid an aggregate of $2 million$0.0 millionunder the following service agreements.

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

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Overall Operations

Our consolidated net income decreased $4.0 million, from $68.1 million in the three months ended March 31, 2011 to $64.1 million in the three months ended March 31, 2012. This decrease in net income primarily resulted from decreased LNG cargo export loading fee revenue.

Revenues (including Affiliate Revenues)

Revenues from our LNG terminal decreased $3.1 million, from $133.8 million in the three months ended March 31, 2011 to $130.7 million in the three months ended March 31, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that further addresses fair value measurement accounting and related disclosure requirements.  The guidance clarifies the FASB's intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The guidance is to be applied prospectively and is effective for periods beginning after December 15, 2011.  We adopted this guidance effective January 1, 2012.  The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative instruments that are sensitive to changes in natural gas prices as of March 31, 2012 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,069,500	$3.390 - $5.002	April 2013	$(1,577)	$96

Item 4.	Controls and Procedures

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2012, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

101+
The following materials from Sabine Pass LNG, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Partners' Capital (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, LLC,
its general partner

/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer of Sabine Pass LNG-GP, LLC, general partner of Sabine Pass LNG, L.P.
(on behalf of the registrant and as principal accounting officer)

Date:	May 4, 2012