Form 10-Q
period 2012-06-30
Sabine Pass LNG, L.P.
filed 2012-08-03
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,504	$4,268
Restricted cash and cash equivalents	13,732	13,732
Accounts and interest receivable	23	517
Accounts receivable—affiliate	479	314
Advances to affiliate	1,771	556
LNG inventory	621	473
Prepaid expenses and other	8,625	6,145
Total current assets	27,755	26,005

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,496,390	1,514,137
Debt issuance costs, net	15,437	17,622
Other	14,789	12,355
Total assets	$1,636,765	$1,652,513

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accrued liabilities	$16,981	$14,854
Accrued liabilities—affiliate	1,854	1,075
Deferred revenue	25,148	26,629
Deferred revenue—affiliate	21,730	21,650
Other	664	1,415
Total current liabilities	66,377	65,623

Long-term debt, net of discount	2,194,765	2,192,418
Deferred revenue	23,500	25,500
Deferred revenue—affiliate	14,720	12,266
Other non-current liabilities	297	302
Commitments and contingencies
Partners' deficit	(662,894)	(643,596)
Total liabilities and partners' deficit	$1,636,765	$1,652,513

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Revenues	$66,071	$67,177	$132,989	$136,845
Revenues—affiliate	63,857	63,941	127,669	128,114
Total revenues	129,928	131,118	260,658	264,959

Expenses
Operating and maintenance expense	7,144	3,904	13,256	9,590
Operating and maintenance expense—affiliate	2,941	3,519	5,939	6,111
Depreciation expense	10,599	10,743	21,185	21,480
General and administrative expense	374	757	767	1,728
General and administrative expense—affiliate	2,377	2,283	4,690	4,663
Total expenses	23,435	21,206	45,837	43,572

Income from operations	106,493	109,912	214,821	221,387

Other income (expense)
Interest expense, net	(43,458)	(43,399)	(86,916)	(86,796)
Derivative gain (loss)	261	(448)	(575)	(448)
Other	39	35	79	82
Total other expense	(43,158)	(43,812)	(87,412)	(87,162)
Net income	$63,335	$66,100	$127,409	$134,225

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners' Deficit
Balance at December 31, 2011	$—	$(643,596)	$—	$(643,596)
Distributions to owner	—	(146,707)	—	(146,707)
Net income	—	127,409	—	127,409
Balance at June 30, 2012	$—	$(662,894)	$—	$(662,894)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$127,409	$134,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,185	21,480
Amortization of debt discount	2,347	2,347
Amortization of debt issuance costs	2,185	2,173
Non-cash derivative (gain) loss	(751)	331
Changes in operating assets and liabilities:
Deferred revenue—affiliate	80	43
Deferred revenue	(3,481)	(2,229)
Accounts payable and accrued liabilities	1,308	(66)
Advances to affiliate	(1,215)	3,288
Accrued liabilities—affiliate	779	(848)
Accounts and interest receivable	494	1,170
Accounts receivable—affiliate	(165)	31
Other	(2,605)	(2,242)
Net cash provided by operating activities	147,570	159,703

Cash flows from investing activities
LNG terminal construction-in-process, net	(2,627)	(5,390)
Advances under long-term contracts and other	—	(115)
Net cash used in investing activities	(2,627)	(5,505)

Cash flows from financing activities
Distributions to owner	(146,707)	(155,564)
Net cash used in financing activities	(146,707)	(155,564)

Net decrease in cash and cash equivalents	(1,764)	(1,366)
Cash and cash equivalents—beginning of period	4,268	5,926
Cash and cash equivalents—end of period	$2,504	$4,560

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

Results of operations for the three and six months ended ended June 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

We are not a taxable entity for federal income tax purposes. As such, we do not directly pay federal income tax. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements. Our taxable income or loss, which may vary substantially from the net income or loss reported in our Consolidated Statements of Operations, is able to be included in the federal income tax returns of each partner.

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

As of June 30, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of June 30, 2012 and December 31, 2011, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consists of liquefied natural gas ("LNG") terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,639,922	$1,637,724
LNG terminal construction-in-process	1,368	286
LNG site and related costs, net	159	163
Accumulated depreciation	(145,436)	(124,409)
Total LNG terminal costs, net	1,496,013	1,513,764

Fixed assets
Computers and office equipment	278	227
Vehicles	496	416
Machinery and equipment	1,114	1,068
Other	614	630
Accumulated depreciation	(2,125)	(1,968)
Total fixed assets, net	377	373
Property, plant and equipment, net	$1,496,390	$1,514,137

Depreciation expense related to our LNG terminal totaled $10.5 million and $10.6 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense related to our LNG terminal totaled $21.0 million and $21.3 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 4—Accrued Liabilities

As of June 30, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Interest expense and related debt fees	$13,732	$13,732
LNG terminal costs	3,249	1,122
Affiliate	1,854	1,075
Total accrued liabilities	$18,835	$15,929

NOTE 5—Long-Term Debt

As of June 30, 2012 and December 31, 2011, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Senior Notes, net of discount	$2,194,765	$2,192,418

In November 2006, we issued an aggregate principal amount of $2,032 million of Senior Notes (the "Senior Notes"), consisting of $550 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,482 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

We may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2012 and 2011, we made distributions of $146.7 million and $155.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at June 30, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Fuel Derivatives liability (1)	$—	$664	$—	$664

(1)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative gain of $0.3 million and derivative loss of $0.6 million million related to Fuel Derivatives in the three and six months ended June 30, 2012, respectively. We recorded derivative loss of $0.4 million related to Fuel Derivatives in the three and six months ended June 30, 2011.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial Instruments (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$569,250	$550,000	$555,500
2016 Notes, net of discount (1)	1,644,765	1,722,892	1,642,418	1,650,630

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2012 and December 31, 2011, as applicable.

NOTE 7—Related Party Transactions

As of June 30, 2012 and December 31, 2011, we had $1.8 million and $0.6 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Energy Partners, L.P. ("Cheniere Partners"), including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments was required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners guaranteed Cheniere Investments' obligations under its TUA.

Service Agreements

During the three months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $2.1 million and $2.0 million, respectively, under the following service agreements. During the six months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $4.2 million and $4.0 million, respectively, under the following service agreements.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of June 30, 2012 and December 31, 2011, we had $14.7 million and $12.3 million, respectively, of other non-current assets and non-current deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing.

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

We recorded $0.5 million and $1.5 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended June 30, 2012 and 2011, respectively. We recorded $1.2 million and $2.6 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the six months ended June 30, 2012 and 2011, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of zero pursuant to this agreement in the three months ended June 30, 2012 and 2011. We recorded revenues—affiliate of zero and $0.3 million pursuant to this agreement in the six months ended June 30, 2012 and 2011, respectively

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended June 30, 2012 and 2011. Tug Services recorded revenues—affiliate from Cheniere Marketing of $1.4 million and $1.3 million pursuant to this agreement in the six months ended June 30, 2012 and 2011, respectively.

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the three months ended June 30, 2012 and 2011, we recorded revenues—affiliate from Cheniere Investments of zero and $0.2 million, respectively, pursuant to this agreement. During the six months ended June 30, 2012 and 2011, we recorded revenues—affiliate from Cheniere Investments of zero and $0.3 million, respectively, pursuant to this agreement.

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

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 89.3% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2012, we had $2.5 million of cash and cash equivalents and $96.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

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

TUA Revenues

The entire approximately 4.0 Bcf/d of the regasification capacity at our LNG terminal has been fully reserved under three 20-year, firm commitment TUAs. Approximately 2.0 Bcf/d is contracted with unaffiliated third parties, and approximately 2.0 Bcf/d is contracted with Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Partners. Each of the three customers at our LNG terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

•
Total has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer's regasification capacity reservation fees payable under its respective TUA.

Sabine Pass Liquefaction has reserved the remaining approximately 2.0 Bcf/d of regasification capacity and 6.9 Bcfe of storage capacity at our LNG terminal. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners has guaranteed Sabine Pass Liquefaction's obligations under its TUA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered for the customer’s account ("2% Retainage LNG").

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended
	June 30,
	2012	2011
Sources of cash and cash equivalents
Operating cash flow	$147,570	$159,703

Uses of cash and cash equivalents
Distributions to owner	(146,707)	(155,564)
Other	(2,627)	(5,505)
Total uses of cash and cash equivalents	(149,334)	(161,069)

Net decrease in cash and cash equivalents	(1,764)	(1,366)
Cash and cash equivalents—beginning of period	4,268	5,926
Cash and cash equivalents—end of period	$2,504	$4,560

Operating Cash Flow

The decrease in operating cash flow is primarily a result of decreased LNG cargo export loading fee revenue.

Distributions to Owner

During the six months ended June 30, 2012 and 2011, we made $146.7 million and $155.6 million, respectively, in distributions to our owner after satisfying conditions in the Sabine Pass Indenture as discussed and defined below.

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

Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2012 and 2011, we made distributions of $146.7 million and $155.6 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Services Agreements

During the three months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $2.1 million and $2.0 million, respectively, under the following service agreements. During the six months ended June 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $4.2 million and $4.0 million, respectively, under the following service agreements.

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

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Overall Operations

Our net income decreased $2.8 million, from $66.1 million in the three months ended June 30, 2011 to $63.3 million in the three months ended June 30, 2012. This decrease in net income primarily resulted from decreased LNG cargo export loading fee revenue and increased operating and maintenance expense.

Revenues (including Affiliate Revenues)

Revenues from our LNG terminal decreased $1.2 million, from $131.1 million in the three months ended June 30, 2011 to $129.9 million in the three months ended June 30, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue.

Operating and Maintenance Expense

Our operating and maintenance expense includes costs incurred to operate and maintain the our LNG terminal. Operating and maintenance expense increased $3.2 million, from $3.9 million in the three months ended June 30, 2011 to $7.1 million in the three months ended June 30, 2012. This increase is primarily a result of increased dredging services in the three months ended June 30, 2012 and decreased fuel costs in the three months ended June 30, 2011 as a result of efficiencies in our LNG inventory management.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Overall Operations

Our consolidated net income decreased $6.8 million, from $134.2 million in the six months ended June 30, 2011 to $127.4 million in the six months ended June 30, 2012. This decrease in net income primarily resulted from decreased LNG cargo export loading fee revenue and increased operating and maintenance expense.

Revenues (including Affiliate Revenues)

Revenues from our LNG terminal decreased $4.3 million, from $265.0 million in the six months ended June 30, 2011 to $260.7 million in the six months ended June 30, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue.

Operating and Maintenance Expense

Operating and maintenance expense increased $3.7 million, from $9.6 million in the six months ended June 30, 2011 to $13.3 million in the six months ended June 30, 2012. This increase is primarily a result of increased dredging services in the six months ended June 30, 2012 and by decreased fuel costs in the six months ended June 30, 2011 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative instruments that are sensitive to changes in natural gas prices as of June 30, 2012 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,078,000	$3.243 - $4.714	August 2013	$(664)	$2

Item 4.	Controls and Procedures

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2012, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

SABINE PASS LNG, L.P.

By: Sabine Pass LNG-GP, LLC,
its general partner

/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer of Sabine Pass LNG-GP, LLC, general partner of Sabine Pass LNG, L.P.
(on behalf of the registrant and as principal accounting officer)

Date:	August 3, 2012