Form 10-Q
period 2012-09-30
Sabine Pass LNG, L.P.
filed 2012-11-02
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,894	$4,268
Restricted cash and cash equivalents	54,929	13,732
Accounts and interest receivable	25,120	517
Accounts receivable—affiliate	11,761	314
Advances to affiliate	1,806	556
LNG inventory	5,701	473
Prepaid expenses and other	6,561	6,145
Total current assets	110,772	26,005

Non-current restricted cash and cash equivalents	82,394	82,394
Property, plant and equipment, net	1,486,344	1,514,137
Debt issuance costs, net	14,321	17,622
Other	14,876	12,355
Total assets	$1,708,707	$1,652,513

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accrued liabilities	$59,288	$14,854
Accrued liabilities—affiliate	4,053	1,075
Deferred revenue	26,525	26,629
Deferred revenue—affiliate	21,730	21,650
Other	—	1,415
Total current liabilities	111,596	65,623

Long-term debt, net of discount	2,195,939	2,192,418
Deferred revenue	22,500	25,500
Deferred revenue—affiliate	14,720	12,266
Other non-current liabilities	293	302
Commitments and contingencies
Partners' deficit	(636,341)	(643,596)
Total liabilities and partners' deficit	$1,708,707	$1,652,513

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Revenues	$65,939	$68,393	$198,928	$205,237
Revenues—affiliate	63,812	63,645	191,481	191,760
Total revenues	129,751	132,038	390,409	396,997

Expenses
Operating and maintenance expense	6,586	6,288	19,843	15,878
Operating and maintenance expense—affiliate	6,329	2,612	12,267	8,723
Depreciation expense	10,633	10,766	31,818	32,245
General and administrative expense	401	325	1,168	2,054
General and administrative expense—affiliate	3,109	2,281	7,798	6,944
Total expenses	27,058	22,272	72,894	65,844

Income from operations	102,693	109,766	317,515	331,153

Other income (expense)
Interest expense, net	(43,487)	(43,319)	(130,403)	(130,115)
Derivative gain (loss)	287	(716)	(288)	(1,164)
Other	32	22	111	104
Total other expense	(43,168)	(44,013)	(130,580)	(131,175)
Net income	$59,525	$65,753	$186,935	$199,978

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners' Deficit
Balance at December 31, 2011	$—	$(643,596)	$—	$(643,596)
Distributions to owner	—	(182,889)	—	(182,889)
Non-cash contributions	—	3,209	—	3,209
Net income	—	186,935	—	186,935
Balance at September 30, 2012	$—	$(636,341)	$—	$(636,341)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$186,935	$199,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,818	32,245
Amortization of debt discount	3,521	3,520
Amortization of debt issuance costs	3,301	3,278
Non-cash derivative (gain) loss	(1,475)	777
Investment in restricted cash and cash equivalents	(41,197)	(41,197)
Other	3,209	—
Changes in operating assets and liabilities:
Accounts and interest receivable	(24,603)	(85)
Accounts receivable—affiliate	(11,447)	58
Deferred revenue	(3,104)	(3,135)
Accounts payable and accrued liabilities	40,938	40,911
Advances to affiliate	(1,266)	3,135
Accrued liabilities—affiliate	1,519	(246)
Other	(515)	(2,354)
Net cash provided by operating activities	187,634	236,885

Cash flows from investing activities
LNG terminal construction-in-process, net	(4,014)	(6,419)
Other	(105)	(97)
Net cash used in investing activities	(4,119)	(6,516)

Cash flows from financing activities
Distributions to owner	(182,889)	(231,734)
Net cash used in financing activities	(182,889)	(231,734)

Net increase (decrease) in cash and cash equivalents	626	(1,365)
Cash and cash equivalents—beginning of period	4,268	5,926
Cash and cash equivalents—end of period	$4,894	$4,561

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

Results of operations for the three and nine months ended ended September 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

We are a disregarded entity for federal income tax purposes with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass LNG-GP"), and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"). Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is able to be included in the federal income tax return of Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded partnership which directly owns Sabine Pass LNG-GP and Sabine Pass LNG-LP and indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

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

As of September 30, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of September 30, 2012 and December 31, 2011, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consists of liquefied natural gas ("LNG") terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,641,581	$1,637,724
LNG terminal construction-in-process	221	286
LNG site and related costs, net	158	163
Accumulated depreciation	(155,989)	(124,409)
Total LNG terminal costs, net	1,485,971	1,513,764

Fixed assets
Computers and office equipment	336	227
Vehicles	496	416
Machinery and equipment	1,115	1,068
Other	630	630
Accumulated depreciation	(2,204)	(1,968)
Total fixed assets, net	373	373
Property, plant and equipment, net	$1,486,344	$1,514,137

Depreciation expense related to our LNG terminal totaled $10.6 million and $10.7 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense related to our LNG terminal totaled $31.6 million and $32.0 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4—Accrued Liabilities

As of September 30, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Interest expense and related debt fees	$54,929	$13,732
LNG terminal costs	869	1,122
Affiliate	4,053	1,075
Other	3,490	—
Total accrued liabilities	$63,341	$15,929

NOTE 5—Long-Term Debt

As of September 30, 2012 and December 31, 2011, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Senior Notes, net of discount	$2,195,939	$2,192,418

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

Under the Sabine Pass Indenture, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2012 and 2011, we made distributions of $182.9 million and $231.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

See Note 8—"Subsequent Events" for a description of the repurchase in October 2012 of the 2013 Notes and our issuance of new notes.

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

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at September 30, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Fuel Derivatives asset (1)	$—	$60	$—	$60

(1)
Fuel Derivatives asset is classified as prepaid expenses and other current asset on our Consolidated Balance Sheets. Changes in the fair value of our Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative gain of $0.3 million and derivative loss of $0.3 million related to Fuel Derivatives in the three and nine months ended September 30, 2012, respectively. We recorded derivative loss of $0.7 million and $1.2 million related to Fuel Derivatives in the three and nine months ended September 30, 2011, respectively.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial Instruments (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$585,750	$550,000	$555,500
2016 Notes, net of discount (1)	1,645,939	1,773,499	1,642,418	1,650,630

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2012 and December 31, 2011, as applicable.

NOTE 7—Related Party Transactions
As of September 30, 2012 and December 31, 2011, we had $1.8 million and $0.6 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Sabine Pass Liquefaction has also entered into a TUA with us pursuant to which Sabine Pass Liquefaction has reserved approximately 2.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after one of Sabine Pass Liquefaction's customers delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Sabine Pass Liquefaction obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments") of its rights, title and interest under its TUA. In connection with the assignment, we, Sabine Pass Liquefaction and Cheniere Investments entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In September 2012, Sabine Pass Liquefaction entered into a partial TUA assignment agreement with Total Gas and Power North America, Inc. ("Total"), whereby Sabine Pass Liquefaction will progressively gain access to Total's capacity and other services provided under Total's TUA with us.  These agreements will provide Sabine Pass Liquefaction with additional berthing and storage capacity at our LNG terminal that may be used to accommodate the development of a fifth LNG train, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of the third LNG train, and permit Sabine Pass Liquefaction to more flexibly manage its storage with the commencement of the first LNG train. All payments required to be made by Total under the TUA shall continue to be made by Total in accordance with the TUA.

Service Agreements
During the three months ended September 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $2.1 million and $2.0 million, respectively, under the following service agreements. During the nine months ended September 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $6.3 million and $6.1 million, respectively, under the following service agreements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

We have entered into a long-term operation and maintenance agreement (the "O&M Agreement") with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

We have entered into a long-term management services agreement (the "MSA Agreement") with Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which we manage the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

Agreement to Fund Our Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These TUA payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of September 30, 2012 and December 31, 2011, we had $14.7 million and $12.3 million, respectively, of other non-current assets and non-current deferred revenue resulting from our ad valorem tax payments and the advance TUA payments received from Cheniere Marketing.

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

We recorded $0.7 million and $1.1 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended September 30, 2012 and 2011, respectively. We recorded $1.9 million and $3.2 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the nine months ended September 30, 2012 and 2011, respectively. We recorded $2.8 million of natural gas sold to Cheniere Marketing under this agreement in the three and nine months ended September 30, 2012.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of zero pursuant to this agreement in the three months ended September 30, 2012 and 2011. We recorded revenues—affiliate of zero and $0.3 million pursuant to this agreement in the nine months ended September 30, 2012 and 2011, respectively

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2012 and 2011. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.1 million and $2 million pursuant to this agreement in the nine months ended September 30, 2012 and 2011, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the three months ended September 30, 2012 and 2011, we recorded revenues—affiliate from Cheniere Investments of zero and $0.1 million, respectively, pursuant to this agreement. During the nine months ended September 30, 2012 and 2011, we recorded revenues—affiliate from Cheniere Investments of zero and $0.4 million, respectively, pursuant to this agreement.

LNG Site Sublease Agreement

In June 2012, Sabine Pass LNG entered into an agreement with Sabine Pass Liquefaction to subleases a portion its Sabine Pass LNG terminal site lease. During the three and nine months ended September 30, 2012, we recorded $0.1 million sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense-affiliate on our Consolidated Statements of Operations.

NOTE 8—Subsequent Events

In October 2012, we repurchased approximately 97% of the 2013 Notes. Funds used for the repurchase included proceeds received from newly issued $420.0 million 6.50% senior secured notes due in 2020 and from an equity contribution from Cheniere Partners. We have issued a redemption notice for the remaining approximately $16.5 million outstanding 2013 Notes which we expect to redeem in November 2012.

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

•
statements regarding any financing or refinancing transactions or arrangements, including the amounts or timing thereof, interest rates thereon or ability to enter into such transactions or arrangements;

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.
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

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the Sabine Pass LNG terminal. We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 66.4% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2012, we had $4.9 million of cash and cash equivalents and $137.3 million of restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months. We expect to have sufficient cash flow from payments received under our Total Gas and Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") TUAs to allow us to meet our future operating expenditures and interest payment requirements until maturity of the $550 million outstanding 7.25% Senior Secured Notes due November 2013 (the "2013 Notes").

In October 2012, we repurchased approximately 97% of the 2013 Notes. Funds used for the repurchase included proceeds received from newly issued $420.0 million 6.50% senior secured notes due in 2020 and from an equity contribution from Cheniere Partners. We have issued a redemption notice for the remaining approximately $16.5 million outstanding 2013 Notes which we expect to redeem in November 2012.

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

Sabine Pass Liquefaction has also entered into a TUA with us pursuant to which Sabine Pass Liquefaction has reserved approximately 2.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after one of Sabine Pass Liquefaction's customers delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Sabine Pass Liquefaction obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments") of its rights, title and interest under its TUA. In connection with the assignment, we, Sabine Pass Liquefaction and Cheniere Investments entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In September 2012, Sabine Pass Liquefaction entered into a partial TUA assignment agreement with Total, whereby Sabine Pass Liquefaction will progressively gain access to Total's capacity and other services provided under Total's TUA with us.  These agreements will provide Sabine Pass Liquefaction with additional berthing and storage capacity at our LNG terminal that may be used to accommodate the development of a fifth LNG train, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of the third LNG train, and permit Sabine Pass Liquefaction to more flexibly manage its storage with the commencement of the first LNG train. All payments required to be made by Total under the TUA shall continue to be made by Total in accordance with the TUA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered for the customer’s account ("2% Retainage LNG").

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended
	September 30,
	2012	2011
Sources of cash and cash equivalents
Operating cash flow	$187,634	$236,885

Uses of cash and cash equivalents
Distributions to owner	(182,889)	(231,734)
Other	(4,119)	(6,516)
Total uses of cash and cash equivalents	(187,008)	(238,250)

Net increase (decrease) in cash and cash equivalents	626	(1,365)
Cash and cash equivalents—beginning of period	4,268	5,926
Cash and cash equivalents—end of period	$4,894	$4,561

Operating Cash Flow

The decrease in operating cash flow is primarily a result of the July 2012 purchase of LNG inventory used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications. Our TUA customers are obligated to fully reimburse us for this cost and we have recorded accounts receivables and account receivables—affiliate for their pro-rata share as of September 30, 2012. In addition, operating cash flow decreased as a result of decreased LNG cargo export loading fee revenue.

Distributions to Owner

During the nine months ended September 30, 2012 and 2011, we made $182.9 million and $231.7 million, respectively, in distributions to our owner after satisfying conditions in the Sabine Pass Indenture as discussed and defined below.

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

Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2012 and 2011, we made distributions of $182.9 million and $231.7 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

In October 2012, we repurchased approximately 97% of the 2013 Notes, as described above.

Services Agreements

During the three months ended September 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $2.1 million and $2.0 million, respectively, under the following service agreements. During the nine months ended September 30, 2012 and 2011, we recorded general and administrative expense—affiliate of $6.3 million and $6.1 million, respectively, under the following service agreements.

We have entered into a long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

We have entered into a long-term management services agreement with Cheniere LNG Terminals, Inc. ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals manages the operation of our LNG receiving terminal, excluding those matters provided for under the operation and maintenance agreement described in the paragraph above. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

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

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Overall Operations

Our net income decreased $6.3 million, from $65.8 million in the three months ended September 30, 2011 to $59.5 million in the three months ended September 30, 2012. This decrease in net income primarily resulted from decreased LNG cargo export loading fee revenue and increased operating and maintenance expense.

Revenues (including Revenues—Affiliate)

Revenues (including revenues—affiliate) from our LNG terminal decreased $2.2 million, from $132.0 million in the three months ended September 30, 2011 to $129.8 million in the three months ended September 30, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue.

Operating and Maintenance Expense (including Operating and Maintenance Expense—Affiliate)

Our operating and maintenance expense includes costs incurred to operate and maintain our LNG terminal. Operating and maintenance expense (including operating and maintenance expense—affiliate) increased $4.0 million, from $8.9 million in the three months ended September 30, 2011 to $12.9 million in the three months ended September 30, 2012. This increase is primarily a result of increased dredging services in the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Overall Operations

Our consolidated net income decreased $13.1 million, from $200.0 million in the nine months ended September 30, 2011 to $186.9 million in the nine months ended September 30, 2012. This decrease in net income primarily resulted from decreased LNG cargo export loading fee revenue and increased operating and maintenance expense.

Revenues (including Revenues—Affiliate)

Revenues (including revenues—affiliate) from our LNG terminal decreased $6.6 million, from $397.0 million in the nine months ended September 30, 2011 to $390.4 million in the nine months ended September 30, 2012. This decrease is primarily a result of decreased LNG cargo export loading fee revenue.

Operating and Maintenance Expense (including Operating and Maintenance Expense—Affiliate)

Operating and maintenance expense (including operating and maintenance expense—affiliate) increased $7.5 million, from $24.6 million in the nine months ended September 30, 2011 to $32.1 million in the nine months ended September 30, 2012. This increase is primarily a result of increased dredging services in the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative instruments that are sensitive to changes in natural gas prices as of September 30, 2012 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,086,500	$3.230 - $4.275	October 2013	$60	$3

Item 4.	Controls and Procedures

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2012, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

10.1
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012).

10.2
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012).

10.3
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012).

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

SABINE PASS LNG, L.P.

By:	Sabine Pass LNG-GP, LLC, its general partner

By:	/s/ Jerry D. Smith
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)

Date:	November 2, 2012