Form 10-K
period 2012-12-31
Sabine Pass LNG, L.P.
filed 2013-02-22
CIK 1379714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of liquefied natural gas ("LNG") imports into North America; sales of natural gas in North America or other markets; and the transportation, other infrastructure or prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas ("LNG") imports into or exports from North America and other countries worldwide, regardless of the source of such information, or the transportation or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to such commercial arrangements;

•	statements regarding counterparties to our terminal use agreements ("TUAs") and other contracts;

•
statements regarding our business strategy, our business and operation plans or any other plans, forecasts, projections or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

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

•
Bcfe means billion cubic feet of natural gas equivalent using the ratio of six thousand cubic feet of natural gas to one barrel (or 42 U.S. gallons liquid volume) of crude oil, condensate and natural gas liquids;

•	LNG means liquefied natural gas;

•	MMBtu means million British thermal units; and

•	TUA means terminal use agreement.

PART I

ITEMS 1. and 2.        BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate a LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel ("our LNG terminal"). We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere, and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LNG-LP"), an indirect subsidiary of Cheniere. Cheniere has a 59.5% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Cheniere Energy Investments, LLC ("Cheniere Investments"), the 100% parent of Sabine Pass GP and Sabine Pass LNG-LP and, indirectly, us.

Unless the context requires otherwise, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

LNG is natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using large oceangoing LNG tankers specifically constructed for this purpose. LNG receiving terminals offload LNG from LNG tankers, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy
Our primary business objective is to generate stable cash flows by:

•	operating our LNG terminal safely, efficiently and reliably; and

•	providing services to our long-term TUA customers to generate steady and reliable revenues and operating cash flows.
Our Business
We have constructed and are operating the Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. We have long-term leases for five tracts of land consisting of 1,044 acres. We are currently operating our LNG terminal with regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe.

Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Partners, is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States. Cheniere Partners has reported that Sabine Pass Liquefaction has entered into five sale and purchase agreements with third-party customers for the export of natural gas. We have entered into a facilities sharing agreement with Sabine Pass Liquefaction to allow for the interconnection of the liquefaction facilities with our LNG terminal. We do not anticipate incurring any significant costs in connection with such interconnection. Although it is anticipated that our operating costs will increase once the liquefaction facilities commence operations as a result of greater utilization of our LNG terminal by Sabine Pass Liquefaction under its TUA, the increase in fees that Sabine Pass Liquefaction will be required to pay us under its TUA will more than cover our increased costs.

Customers

Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows

•
Total Gas & Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. Sabine Pass Liquefaction obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, Sabine Pass Liquefaction, Cheniere Investments and us entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal by our TUA customers.

Competition

We currently do not experience competition for our LNG terminal capacity because the entire approximately 4.0 Bcf/d of regasification capacity that is available at our LNG terminal has been fully reserved under three 20-year TUAs, under which each TUA customer is generally required to pay monthly fixed capacity reservation fees whether or not it uses any of its reserved capacity. If and when we have to replace any TUAs, we will compete with other then-existing LNG terminals for customers.

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

In 2005, the Energy Policy Act of 2005 ("EPAct") was signed into law. The EPAct gave the FERC exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG terminal. The EPAct amended the NGA to prohibit market manipulation and increased civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC, up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Governmental Permits, Approvals and Authorizations

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

Commodity Futures Trading Commission

Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), is designed primarily to (1) regulate certain participants in the swaps markets, including new entities defined as "Swap Dealers" and "Major Swap Participants," (2) require clearing and exchange-trading of certain swaps that the Commodities Futures Trading Commission (the "CFTC") determines must be cleared, (3) increase swap market transparency through robust reporting and recordkeeping requirements, and (4) enhance the CFTC's rulemaking and enforcement authority, including the authority to establish position limits on swaps products. This legislation requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the Dodd-Frank Act. In November 2011, the CFTC adopted rules to impose new position limits on certain core futures and equivalent swaps contracts for physical commodities, including natural gas, with exceptions for certain bona fide hedging transactions. These new position limit rules were vacated by a federal district court in September 2012, and the CFTC has appealed this ruling. Consequently, the CFTC's vacated position limits rules will not go into effect unless and until the CFTC prevails on appeal of this ruling or issues and finalizes revised rules.

In October 2012, the CFTC's and SEC's joint rules further defining the term "swap" became effective, which triggered the start of certain Dodd-Frank Act regulatory obligations. The CFTC's swaps reporting and recordkeeping rules are to be phased in over 180 days following October 12, 2012, depending on swap asset class and counterparty. It is expected that entities that are end users of swaps or otherwise are not swap dealers or major swap participants will be required to comply with the Dodd-Frank Act reporting and recordkeeping rules in April 2013. In December 2012, the CFTC published final rules regarding mandatory clearing of certain interest rate swaps and certain index credit default swaps and setting compliance dates for different categories of market participants, the earliest of which is March 11, 2013. The CFTC has not yet proposed any rules requiring the clearing of any other classes of swaps, including physical commodity swaps. Although we expect to qualify for the end-user exception from the clearing requirement for our swaps, mandatory clearing requirements applicable to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. For uncleared swaps, the Dodd-Frank Act may also require our counterparties to require that we enter into credit support documentation and/or initial and variation margin requirements; however, the CFTC's and other agencies' margin rules are not yet final and therefore the application of those provisions to us is uncertain at this time. The financial reform legislation may also cause our derivatives counterparties to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation, and any additional regulations, may also adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, and impact the liquidity of certain swaps products, all of which could increase our business costs.

Environmental Regulation

Our LNG terminal operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

Clean Air Act ("CAA")

Our LNG terminal operations are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission-related issues. We do not believe, however, that our operations will be materially and adversely affected by any such requirements.

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas ("GHG") emissions from stationary fuel combustion sources as well as all fugitive emissions throughout LNG terminals. From time to time, Congress has considered proposed legislation directed at reducing GHG emissions, and the EPA has defined GHG emissions thresholds for requiring certain permits for new and existing industrial sources. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Coastal Zone Management Act ("CZMA")

Our LNG terminal is subject to the review and possible requirements of the CZMA throughout the construction of facilities located within the coastal zone.  The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the General Land Office).  This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act ("CWA")

Our LNG terminal operations are subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained to discharge pollutants into state and federal waters. The CWA is administered by the EPA, the USACE, and by the states (in Louisiana, by the Department of Environmental Quality, and in Texas, by the Texas Commission on Environmental Quality).

Resource Conservation and Recovery Act ("RCRA")

The federal RCRA and comparable state statutes govern the disposal of solid and hazardous wastes. In the event such wastes are generated in connection with our LNG terminal operations, we are subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes.

Endangered Species Act

Our LNG terminal operations may be restricted by requirements under the Endangered Species Act, which seeks to protect endangered or threatened animal, fish and plant species and designated habitats.

Employees and Labor Relations

We have no employees. We have contracts with Cheniere and its subsidiaries for operations, maintenance, and management services. As of February 13, 2013, Cheniere and its subsidiaries had 306 full-time employees, including 163 employees who directly supported our LNG terminal operations. See Note 11—"Related Party Transactions" in our Notes to Consolidated Financial Statements for a discussion of these arrangements.  Cheniere considers its current employee relations to be favorable.

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

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The risk factors in this report are grouped into the following categories:

•	Risks Relating to Our Financial Matters; and

•	Risks Relating to Our Business.

Risks Relating to Our Financial Matters

We have incurred a significant amount of debt, which we will need to refinance, extend or otherwise satisfy in whole or in part at or prior to maturity.

As of December 31, 2012, we had $2.1 billion of total consolidated indebtedness outstanding (before debt discounts). We may not be able to access external financial resources sufficient to enable us to refinance or repay our maturing debt.

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

•
limiting our ability to obtain additional financing to fund our capital expenditures, working capital, acquisitions, debt service requirements or liquidity needs for general business or other purposes; and

•
resulting in a material adverse effect on our business, financial condition, operating results, liquidity and prospects if we are unable to service or refinance our indebtedness or obtain additional financing, as needed.

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

We require significant amounts of cash flow from operations in order to make annual interest payments of approximately $152 million on the Senior Notes described below. Our ability to make payments on and to refinance our indebtedness, including the Senior Notes, and to fund our capital expenditures, will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, currently anticipated costs may increase or future borrowings may not be available to us, which could cause us to be unable to pay or refinance our indebtedness, including the Senior Notes, or to fund our other liquidity needs.

Our ability to generate needed amounts of cash is substantially dependent upon the performance by our three customers under their TUAs, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are dependent upon performance by Chevron and Total, each of which has entered into a TUA with us and agreed to pay us approximately $125 million annually, and with Sabine Pass Liquefaction, which is required to pay us approximately $250 million annually. We are dependent on each customer's continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers' obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Sabine Pass Liquefaction continues to develop its business and has recently incurred significant indebtedness in connection with constructing the first two of six proposed liquefaction trains at our LNG terminal adjacent to our existing regasification facilities. Cheniere Partners has reported that it will be late 2015 at the earliest before commercial operations, and therefore cash flows under Sabine Pass Liquefaction's LNG purchase and sale agreements, commence for the first liquefaction train. In the meantime, Cheniere Investments has obtained rights to utilize Sabine Pass Liquefaction's TUA capacity, which Cheniere Investments has in turn contracted with Cheniere Marketing to monetize. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction and Cheniere Investments, and Cheniere has guaranteed the obligations of Cheniere. However, neither Cheniere Investments nor Cheniere Marketing has a credit rating, neither has unconditional agreements or arrangements for any supplies of LNG or for the utilization of the reserved capacity, neither may be able to obtain such agreements or arrangements on economical terms, or at all, and neither may have the credit support and funding available to enter into such agreements or arrangements. These factors create financial obstacles and exacerbate the risk that neither Cheniere Investments nor Cheniere Marketing, and in turn, Sabine Pass Liquefaction, will be able to satisfy the payment obligations under Sabine Pass Liquefaction's TUA, which could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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

We may be restricted under the terms of the Sabine Pass Indenture from making distributions under certain circumstances, which may limit Sabine Pass Liquefaction's ability to make payments under its TUA with us.

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

Our inability to pay distributions or to incur additional indebtedness as a result of the foregoing restrictions in the Sabine Pass Indenture may inhibit Sabine Pass Liquefaction's ability to make payments under its TUA with us, which in turn could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

The Sabine Pass Indenture may prevent us from engaging in certain beneficial transactions.

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

Our use of hedging arrangements may adversely affect our future results of operations or liquidity.

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and NYMEX, or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

•	expected supply is less than the amount hedged;

•	the counterparty to the hedging contract defaults on its contractual obligations; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.
The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices change.

The enactment of the Dodd-Frank Act could have an adverse impact on our ability to hedge risks associated with our business.

Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the OTC derivatives market and entities, such as us, that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), requires the Commodities Futures Trading Commission (the "CFTC") and the SEC to promulgate certain rules and regulations, including relating to the regulation of certain swaps entities, the clearing of certain swaps, and the reporting and recordkeeping of swaps, and gave the CFTC the authority to establish position limits. Although the CFTC established position limits on certain core futures and equivalent swaps contracts for physical commodities, including natural gas, with exceptions for certain bona fide hedging transactions, those limits were vacated by federal district court in September 2012 and will not go into effect unless and until the CFTC prevails on appeal of this ruling or issues and finalizes revised rules.

In December 2012, the CFTC published final rules regarding mandatory clearing of certain interest rate swaps and certain index credit default swaps and setting compliance dates for different categories of market participants, the earliest of which is March 2013. The CFTC has not yet proposed any rules requiring the clearing of any other classes of swaps, including physical commodity swaps. Although we expect to qualify for the end-user exception from the clearing requirement for our swaps, mandatory clearing requirements applicable to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or other regulators may require our counterparties to require that we enter into credit support documentation and/or post initial and variation margin as collateral; however, the proposed margin rules are not yet final, and therefore the application of those provisions to us is uncertain at this time. The financial reform legislation may also cause our derivatives counterparties to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.

Risks Relating to Our Business

Operation of our LNG terminal involves significant risks.

As more fully discussed in these Risk Factors, our LNG terminal faces operational risks, including the following:

•	performing below expected levels of efficiency;

•	breakdown or failures of equipment;

•	operational errors by vessel or tug operators;

•	operational errors by us or any contracted facility operator;

•	labor disputes; and

•	weather-related interruptions of operations.

To maintain the cryogenic readiness of our LNG terminal, we may need to purchase and process LNG. Our TUA customers have the obligation to procure LNG if necessary for our LNG terminal to maintain its cryogenic state. If they fail to do so, we may need to procure such LNG.

We need to maintain the cryogenic readiness of our LNG terminal. Our customers have the obligation to maintain minimum inventory levels, and under certain circumstances, to procure LNG to maintain the cryogenic readiness of the terminal. In the event that aggregate minimum inventory levels are not maintained, we have the right to procure a cryogenic readiness cargo, and to the extent that our customers have failed to maintain their minimum inventory levels, be reimbursed by each customer for their allocable share of the LNG acquisition costs. If we are not able to obtain financing on acceptable terms, we will need to maintain sufficient working capital for such a purchase until we receive reimbursement for the allocable costs of the LNG from our customers or sell the regasified LNG. We may also bear the commodity price and other risks of purchasing LNG, holding it in our inventory for a period of time and selling the regasified LNG.

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

Hurricanes or other disasters could result in an interruption of our operations, a delay in the completion of Sabine Pass Liquefaction's proposed liquefaction facilities, higher construction costs, and the deferral of the dates on which payments are due to Sabine Pass Liquefaction under the SPAs, all of which could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama, resulting in the temporary suspension of construction of the Sabine Pass LNG terminal. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and the Sabine Pass LNG terminal experienced minor damage.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal and related infrastructure, as well as delays or cost increases in the construction and the development of the Liquefaction Project and related infrastructure. If there are changes in the global climate, storm frequency and intensity may increase; should it result in rising seas, our coastal operations may be impacted.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the operation of our LNG terminal could impede operations and could have a material adverse effect on us.

The operation of our LNG terminal is a highly regulated activity. The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to operate an LNG facility. Although we have obtained all of the necessary authorizations to operate our LNG receiving terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Failure to maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and a loss of key personnel could have a material adverse effect on our business.

As of February 12, 2013, Cheniere and its subsidiaries had 306 full-time employees, including 163 employees who directly supported our LNG terminal operations. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the operation, maintenance and management of our LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult to attract and retain personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have entered into a TUA with Sabine Pass Liquefaction, under which Sabine Pass Liquefaction will be able to derive economic benefits. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

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

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.
The operation of our LNG terminal is subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Decreases in the demand for and price of LNG and natural gas could affect the performance of our TUA customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

The development of domestic LNG facilities and projects generally is based on assumptions about the future availability of natural gas, price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

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

Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and natural gas, which could adversely affect the performance of our TUA customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Cyclical or other changes in the demand for LNG and natural gas may adversely affect the performance of our TUA customers and could reduce our operating revenues and may cause us operating losses.

The economics of our LNG terminal could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG import or export capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG terminal;

•	competitive liquefaction capacity in North America, which could divert natural gas from Sabine Pass Liquefaction's proposed liquefaction facilities;

•	insufficient or oversupply of LNG liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services or provide liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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

These factors could materially and adversely affect our ability, and the ability of our customers, to procure supplies of LNG to be imported into North America, to procure customers for LNG or regasified LNG, or to procure natural gas to be liquefied and exported to international markets, at economical prices, or at all.

Failure of imported or exported LNG to be a competitive source of energy could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our LNG terminal operations are dependent upon the ability of our TUA customers to import LNG supplies into the U.S., which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and recent discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG.

One of our TUA customers, Sabine Pass Liquefaction, will also be affected by the ability to export LNG at its proposed liquefaction facilities, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of Sabine Pass Liquefaction's business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered outside North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than LNG exported to these markets.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the United States, may also impede the willingness or ability of LNG suppliers and merchants in such countries to import or export LNG from or to the United States. Furthermore, some foreign suppliers of LNG may have economic or other reasons to obtain their LNG from, or direct their LNG to, non-U.S. markets or from or to competitors' LNG facilities in the United States. In addition to natural gas, LNG also competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy, which can be or become available at a lower cost in certain markets.

As a result of these and other factors, LNG may not be a competitive source of energy in the United States or internationally. The failure of LNG to be a competitive supply alternative to local natural gas, oil and other alternative energy sources could adversely affect the ability of our customers to deliver LNG from the United States or to the United States on a commercial basis. Any significant impediment to the ability to deliver LNG to or from the United States generally, or to our LNG terminal or from our proposed liquefaction facilities specifically, could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Various economic and political factors could negatively affect the development of liquefaction facilities, which could adversely affect the performance of our TUA customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Commercial development of liquefaction facilities takes a number of years, requires a substantial capital investment and may be delayed by factors such as:

•	increased construction costs;

•	economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for liquefaction projects on commercially reasonable terms;

•	decreases in the price of LNG, which might decrease the expected returns relating to investments in liquefaction projects;

•	the inability of project owners or operators to obtain governmental approvals to construct or operate liquefaction facilities;

•	political unrest or local community resistance to the siting of liquefaction facilities due to safety, environmental or security concerns; and

•	any significant explosion, spill or similar incident involving an LNG facility or LNG vessel.

There may be shortages of LNG vessels worldwide, which could adversely affect the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The construction and delivery of LNG vessels require significant capital and long construction lead times, and the availability of the vessels could be delayed to the detriment of our LNG business and our customers because of:

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities to serve the North American natural gas market. Our LNG regasification service competitors in North America include major energy companies. In addition, competitors have developed or reopened additional LNG terminals in Europe, Asia and other markets, which also compete with our LNG terminal. Almost all of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to natural gas and LNG supplies than we and our affiliates do. The superior resources that these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Terrorist attacks or military campaigns may adversely impact our business.

A terrorist or military incident involving an LNG facility or LNG vessel may result in temporary or permanent closure of existing LNG facilities, including our LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, including their ability to satisfy their obligations to us under their TUAS. Instability in the financial markets as a result of terrorism or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Existing and future environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate and restrict, among other things, discharges to air, land and water, with particular respect to the protection of the environment; the handling, storage and disposal of hazardous materials, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the Clean Water Act (the "CWA") and the Resource Conservation and Recovery Act (the "RCRA"), and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment and for damage to natural resources.

There are numerous regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the Environmental Protection Agency (the "EPA"). In addition, as we consume natural gas at our LNG terminal, this carbon tax may also be imposed on us directly.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG terminal through the Sabine Pass Channel, could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain key personnel could adversely affect us.

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate our LNG terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of our construction plan. As a result, we agreed to change orders with Bechtel concerning additional activities and expenditures to mitigate the hurricanes' effects on the construction of our LNG terminal. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

Our lack of diversification could have an adverse effect on our financial condition and results of operations.

All of our anticipated revenue in 2013 will be dependent upon one facility, our LNG terminal in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at our LNG terminal or in the LNG industry, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2012, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Statement of Operations Data:
Revenues (including affiliates)	$523,884	$533,612	$523,223	$416,790	$15,000
Expenses (including affiliates)	96,516	88,993	93,481	76,579	30,391
Income (loss) from operations	427,368	444,619	429,742	340,211	(15,391)
Other expense	(214,563)	(175,705)	(173,297)	(141,402)	(63,547)
Net income (loss)	$212,805	$268,914	$256,445	$198,809	$(78,938)

Cash Flow Data:
Cash flows provided by operating activities	$263,295	$319,291	$268,426	$244,722	$78,302
Cash flows provided by (used in) investing activities	(4,458)	(7,330)	(5,076)	(26,431)	75,940
Cash flows provided by (used in) financing activities	(257,903)	(313,619)	(374,835)	(295,707)	40,585

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,202	$4,268	$5,926	$117,411	$194,827
Restricted cash and cash equivalents (current)	17,386	13,732	13,732	13,732	41,158
Non-current restricted cash and cash equivalents	76,106	82,394	82,394	82,394	126,056
Property, plant and equipment, net	1,476,174	1,514,137	1,550,465	1,588,557	1,517,507
Total assets	1,621,596	1,652,513	1,695,305	1,859,101	1,944,345
Long-term debt, net of discount	2,067,113	2,192,418	2,187,724	2,110,101	2,107,673
Long-term debt—related party, net of discount	—	—	—	72,928	70,661
Deferred revenue	21,500	25,500	29,500	33,500	37,500
Deferred revenue—affiliate	14,720	12,266	9,813	7,360	4,971

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate a LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel ("our LNG terminal"). We are currently operating our LNG terminal with regasification capacity of approximately 4.0 Bcf/d, five LNG storage tanks with capacity of approximately 16.9 Bcfe and two docks that can accommodate vessels of up to 265,000 cubic meters.

Unless the context requires otherwise, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2012, we had $5.2 million of cash and cash equivalents and $93.5 million of restricted cash and cash equivalents, which is restricted to pay interest on the 2016 Notes and 2020 Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months.

TUA Revenues

Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows

•
Total Gas & Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction, LLC (Sabine Pass Liquefaction") and us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. Sabine Pass Liquefaction obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, Sabine Pass Liquefaction, Cheniere Investments and us entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal by our TUA customers.

Capital Resources

We currently have two series of senior notes outstanding: $1,665.0 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% of Senior Secured Notes due 2020 (the "2020 Notes" and collectively with the 2016 Notes, the "Senior Notes"). Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, and interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of our operating assets.

We may redeem some or all of the 2016 Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of 1.0% of the principal amount of the 2016 Notes or the excess of (i) the present value at such redemption date of the redemption price of the 2016 Notes plus all required interest payments due on the 2016 Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points, over (ii) the principal amount of the 2016 Notes, if greater.

We may redeem some or all of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the indenture.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2012, 2011 and 2010. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2012	2011	2010
Sources of cash and cash equivalents
Proceeds from 2020 Notes	$420,000	$—	$—
Operating cash flow	263,295	319,291	268,426
Capital contributions from Cheniere Partners	208,354	—	—
Use of restricted cash and cash equivalents	6,288	—	—
Total sources of cash and cash equivalents	897,937	319,291	268,426

Uses of cash and cash equivalents
Repayment of 2013 Notes	(550,000)	—	—
Distributions to limited partner	(333,453)	(313,619)	(374,835)
Debt issuance costs	(9,092)	—	—
LNG terminal construction-in-process, net	(4,458)	(7,137)	(4,955)
Other	—	(193)	(121)
Total uses of cash and cash equivalents	(897,003)	(320,949)	(379,911)

Net increase (decrease) in cash and cash equivalents	934	(1,658)	(111,485)
Cash and cash equivalents—beginning of period	4,268	5,926	117,411
Cash and cash equivalents—end of period	$5,202	$4,268	$5,926

Proceeds from 2020 Notes and Debt Issuance Costs

In October 2012, we issued $420.0 million of 6.50% Senior Secured Notes due in 2020 (the "2020 Notes") as described below. Debt issuance costs during the year ended December 31, 2012 relate to the issuance of the 2020 Notes.

Operating Cash Flow

Operating cash flow was $263.3 million, $319.3 million and $268.4 million in 2012, 2011 and 2010, respectively.

The $56.0 million decrease in operating cash flow in 2012 compared to 2011 primarily resulted from loss on the early extinguishment of our 2013 Notes primarily related to make-whole payments.

The $50.9 million increase in operating cash flow in 2011 compared to 2010 primarily resulted from increased TUA payments received from our customers in 2011.

Capital Contributions from Cheniere Partners

In the year ended December 31, 2012, Cheniere Partners contributed $208.4 million to us primarily in connection with the repayment of our 2013 Notes. Funds used for the repurchase included proceeds received from the sale of the 2020 Notes and from this $208.4 million of capital contributions from Cheniere Partners.

Use of Restricted Cash and Cash Equivalents

The $6.3 million use of restricted cash and cash equivalents during the year ended December 31, 2012 relates to the payment from a restricted interest payment account of interest on the 2013 Notes that were extinguished in October 2012.

The zero use of restricted cash and cash equivalents in 2011 and 2010 resulted from the completion of construction of the initial sendout capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcfe at our LNG terminal in September 2008, and the substantial completion of our LNG terminal’s construction activities during the third quarter of 2009.

Repayment of 2013 Notes

During the fourth quarter of 2012, we repurchased our $550.0 million 2013 Notes. Funds used for the repurchase included proceeds received from the 2020 Notes and from an equity contribution from Cheniere Partners.

Distributions to Limited Partner

We made $333.5 million, $313.6 million and $374.8 million of distributions to our limited partner in 2012, 2011 and 2010, respectively.

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2012 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Operating lease obligations (1) (2)	$255,636	$9,229	$18,438	$18,408	$209,561
Long-term debt (excluding interest) (3)	2,085,500		—	1,665,500	420,000
Service contracts:
Affiliate O&M Agreement (4)	28,176	1,682	3,365	3,365	19,764
Affiliate Sabine Pass LNG MSA (4)	112,711	6,729	13,458	13,458	79,066
Cooperative endeavor agreements (4)	9,813	2,453	4,907	2,453	—
Other obligation (5)	1,113	1,113	—	—	—
Total	$2,492,949	$21,206	$40,168	$1,703,184	$728,391

(1)	A discussion of these obligations can be found in Note 12—"Leases" of our Consolidated Financial Statements.

(2)
Minimum lease payments have not been reduced by a minimum sublease rental of $112.8 million due in the future under non-cancelable tug boat subleases, and have not been reduced by sublease payments of $34.7 million we will receive from Sabine Pass Liquefaction, as discussed in Note 11—"Related Party Transactions".

(3)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2012, our cash payments for interest would be $153.4 million in 2013, $152.2 million in 2014, $152.2 million in 2015, $141.8 million in 2016, $27.3 million in 2017 and $77.4 million for the remaining years for a total of $704.3 million.  See Note 10—"Long-Term Debt" of our Consolidated Financial Statements.

(4)	A discussion of these obligations can be found in Note 11—"Related Party Transactions" of our Consolidated Financial Statements.

(5)	Other obligation consists of LNG terminal security services.

Results of Operations

2012 vs. 2011

Our consolidated net income decreased $56.1 million, from $268.9 million in 2011 to $212.8 million in 2012. This primarily resulted from loss on early extinguishment of debt, decreased revenues and increased operating and maintenance expense. Loss on early extinguishment of debt increased from zero in 2011 to $42.6 million in 2012 primarily as a result of make-whole payments associated with the early repayments in full of our 2013 Notes. Our revenues decreased $9.7 million, from $533.6 million in 2011 to $523.9 million in 2012. This primarily resulted from decreased LNG cargo export loading fee revenue. Operating and maintenance expense (including affiliate expense) increased $7.7 million, from $33.7 million in 2011 to $41.4 million in 2012. This increase primarily resulted from increased dredging services in 2012.

2011 vs. 2010

Our consolidated net income increased $12.5 million, from $256.4 million in 2010 to $268.9 million in 2011. This primarily resulted from increased sales of our 2% retainage LNG and LNG cargo export loading fee revenue and decreased operating and maintenance expenses. Our revenues increased $10.4 million, from $523.2 million in 2010 to $533.6 million in 2011. This primarily resulted from increased sales of our 2% retainage LNG and LNG cargo export loading fee revenue. Operating and maintenance expense (including affiliate expense) decreased $5.5 million, from $39.2 million in 2010 to $33.7 million in 2011. This decrease primarily resulted from decreased fuel costs in 2011 compared to 2010 as a result of efficiencies in our LNG inventory management.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no "off-balance sheet arrangements" that may have a current or future material affect on our consolidated financial position or results of operations.

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

Income Taxes

We are a disregarded entity for federal income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is able to be included in the federal income tax return of Cheniere Energy Partners, L.P., a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

At December 31, 2012, the tax basis of our assets and liabilities was $365.6 million less than the reported amounts of our assets and liabilities.

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

In November 2006, we and Cheniere entered into a state tax sharing agreement. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were computed on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after January 1, 2008.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. We have recorded no significant impairments related to property, plant and equipment for 2012, 2011 or 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

Estimates used in the assessment of impairment of our long-lived assets are the most significant of our estimates.  There are numerous uncertainties inherent in estimating future cash flows of assets or business segments.  The accuracy of any cash flow estimate is a function of judgment used in determining the amount of cash flows generated.  As a result, cash flows may be different from the cash flows that we use to assess impairment of our assets.  Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.  Significant negative industry or economic trends, including reduced estimates of future cash flows of our business or disruptions to our business could lead to an impairment charge of our long-lived assets and other intangible assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment of our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

Other items subject to estimates and assumptions include asset retirement obligations, valuations of derivative instruments and collectability of accounts receivable and other assets.

As future events and their effects cannot be determined accurately, actual results could differ significantly from our estimates.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are capitalized and are being amortized to interest expense over the term of the related debt facility.

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

Currently, our LNG terminal is our only constructed and operating LNG terminal. Based on the real property lease agreements at our LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements at our LNG terminal have terms of up to 90 years including renewal options. We have determined that the cost to surrender our LNG terminal in good order and repair, with normal wear and tear and casualty expected, is zero. Therefore, we have not recorded an asset retirement obligation associated with our LNG terminal.

Derivatives

We use derivative instruments from time to time to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal. We have disclosed certain information regarding these derivative positions, including the fair value of our derivative positions, in Note 7—"Financial Instruments" of our Notes to Consolidated Financial Statements.

Accounting guidance for derivative instruments and hedging activities establishes accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. We record changes in the fair value of our derivative positions based on the value for which the derivative instrument could be exchanged between willing parties.  To date, all of our derivative positions fair value determinations have been made by management using quoted prices in active markets for similar assets or liabilities.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is possible that a change in the estimated fair value will occur in the near future as commodity prices and interest rates change.

Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are recognized currently in earnings. Gains and losses in positions to hedge the cash flows attributable to the future sale of LNG inventory are classified as revenues on our Consolidated Statements of Operations. Gains or losses in the positions to mitigate the price risk from future purchases of natural gas to be utilized as fuel to operate our LNG terminal are classified as derivative gain (loss) on our Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, restricted certificates of deposit, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. We use available market data and valuation methodologies to estimate the fair value of debt.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with an investment grade financial institution. Collateral deposited for such contracts is recorded as an other current asset and not netted within the derivative fair value. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

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

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of December 31, 2012 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,095,000	$3.351 - $4.050	January 2014	$(98)	$5

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Based on our assessment, we have concluded that Sabine Pass LNG maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework issued by the COSO.

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

We have audited the accompanying consolidated balance sheets of Sabine Pass LNG, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabine Pass LNG, L.P. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 22, 2013

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$5,202	$4,268
Restricted cash and cash equivalents	17,386	13,732
Accounts and interest receivable	6	517
Accounts receivable—affiliate	1,349	314
Advances to affiliate	1,025	556
LNG inventory	2,625	473
Prepaid expenses and other	5,987	6,145
Total current assets	33,580	26,005

Non-current restricted cash and cash equivalents	76,106	82,394
Property, plant and equipment, net	1,476,174	1,514,137
Debt issuance costs, net	20,882	17,622
Other	14,854	12,355
Total assets	$1,621,596	$1,652,513
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accrued liabilities	$19,469	$14,854
Accrued liabilities—affiliate	2,525	1,075
Deferred revenue	26,540	26,629
Deferred revenue—affiliate	21,737	21,650
Other	97	1,415
Total current liabilities	70,368	65,623

Long-term debt, net of discount	2,067,113	2,192,418
Deferred revenue	21,500	25,500
Deferred revenue—affiliate	14,720	12,266
Other non-current liabilities	289	302
Commitments and contingencies
Partners' deficit	(552,394)	(643,596)
Total liabilities and partners’ deficit	$1,621,596	$1,652,513

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues
Revenues	$268,273	$278,241	$268,328
Revenues—affiliates	255,611	255,371	254,895
Total revenues	523,884	533,612	523,223

Expenses
Operating and maintenance expense	25,399	21,827	27,069
Operating and maintenance expense—affiliate	16,032	11,918	12,090
Depreciation expense	42,431	42,936	42,299
General and administrative expense	1,864	2,723	2,453
General and administrative expense—affiliate	10,790	9,589	9,570
Total expenses	96,516	88,993	93,481
Income from operations	427,368	444,619	429,742

Other income (expense)
Interest expense, net	(171,495)	(173,590)	(174,016)
Loss on early extinguishment of debt	(42,587)	—	—
Derivative gain (loss), net	(622)	(2,251)	461
Other	141	136	258
Total other expense	(214,563)	(175,705)	(173,297)
Net income	$212,805	$268,914	$256,445

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2009	$—	$(480,501)	$—	$(480,501)
Distributions to limited partner	—	(374,835)	—	(374,835)
Net income	—	256,445	—	256,445
Balance at December 31, 2010	—	(598,891)	—	(598,891)

Distributions to limited partner	—	(313,619)	—	(313,619)
Net income	—	268,914	—	268,914
Balance at December 31, 2011	—	(643,596)	—	(643,596)

Distributions to limited partner	—	(333,453)	—	(333,453)
Net income	—	212,805	—	212,805
Capital contributions from Cheniere Partners	—	211,850	—	211,850
Balance at December 31, 2012	$—	$(552,394)	$—	$(552,394)

See accompanying notes to consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$212,805	$268,914	$256,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,431	42,936	42,299
Amortization of debt discount	4,695	4,695	4,695
Amortization of debt issuance costs	4,362	4,382	4,863
Non-cash derivative (gain) loss	(1,317)	1,415	124
Investment in restricted cash and cash equivalents	(3,654)	—	—
Loss on Early Extinguishment of Debt	1,470	—	—
Other	3,496	—	—
Changes in operating assets and liabilities:
Deferred revenue—affiliate	87	58	(41,915)
Deferred revenue	(4,089)	(3,964)	(3,864)
Accounts payable and accrued liabilities	2,296	(114)	(21)
Advances to affiliate	(487)	2,988	1,815
Accounts payable and accrued liabilities—affiliate	482	(1,917)	(407)
Accounts receivable—affiliate	(1,035)	35	3,237
Other	1,753	(137)	1,155
Net cash provided by operating activities	263,295	319,291	268,426

Cash flows from investing activities
LNG terminal costs, net	(4,458)	(7,137)	(4,955)
Advances under long-term contracts and other	—	(193)	(121)
Net cash used in investing activities	(4,458)	(7,330)	(5,076)

Cash flows from financing activities
Repayment of 2013 Notes	(550,000)	—	—
Proceeds from 2020 Notes	420,000	—	—
Distributions to limited partner	(333,453)	(313,619)	(374,835)
Capital contributions from Cheniere Partners	208,354	—	—
Debt issuance costs	(9,092)	—	—
Use of restricted cash and cash equivalents	6,288	—	—
Net cash used in financing activities	(257,903)	(313,619)	(374,835)

Net increase (decrease) in cash and cash equivalents	934	(1,658)	(111,485)
Cash and cash equivalents—beginning of period	4,268	5,926	117,411
Cash and cash equivalents—end of period	$5,202	$4,268	$5,926

See accompanying notes to consolidated financial statements.

SABINE PASS LNG,L.P AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Sabine Pass LNG, L.P., a Delaware limited partnership, is a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC ("Sabine Pass GP"), an indirect subsidiary of Cheniere Energy, Inc. ("Cheniere"), and one limited partner, Sabine Pass LNG-LP, LLC ("Sabine Pass LP"), an indirect subsidiary of Cheniere. Cheniere has a 59.5% ownership interest in Cheniere Energy Partners, L.P. ("Cheniere Partners"), which is the 100% parent of Cheniere Energy Investments, LLC ("Cheniere Investments"), the 100% parent of Sabine Pass GP, Sabine Pass LP and us. As used in these Notes to Consolidated Financial Statements, the terms "we", "us" and "our" refer to Sabine Pass LNG, L.P. The purpose of this limited partnership is to own, develop and operate a liquefied natural gas ("LNG") receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel ("our LNG terminal").

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

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with GAAP, we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Income Taxes

We are a disregarded entity for federal income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is able to be included in the federal income tax return of Cheniere Partners, a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

At December 31, 2012, the tax basis of our assets and liabilities was $365.6 million less than the reported amounts of our assets and liabilities.

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

In November 2006, we and Cheniere entered into a state tax sharing agreement. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were computed on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after January 1, 2008.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. We have recorded no significant impairments related to property, plant and equipment for 2012, 2011 or 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Estimates used in the assessment of impairment of our long-lived assets are the most significant of our estimates.  There are numerous uncertainties inherent in estimating future cash flows of assets or business segments.  The accuracy of any cash flow estimate is a function of judgment used in determining the amount of cash flows generated.  As a result, cash flows may be different from the cash flows that we use to assess impairment of our assets.  Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.  Significant negative industry or economic trends, including reduced estimates of future cash flows for our business or disruptions to our business could lead to an impairment charge of our long-lived assets and other intangible assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment of our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

Other items subject to estimates and assumptions include asset retirement obligations, valuations of derivative instruments and collectability of accounts receivable and other assets.

As future events and their effects cannot be determined accurately, actual results could differ significantly from our estimates.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are capitalized and are being amortized to interest expense over the term of the related debt facility.

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

Based on the real property lease agreements at our LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. The property lease agreements at our LNG terminal have terms of up to 90 years including renewal options. We have determined that the cost to surrender our LNG terminal in good order and repair, with normal wear and tear and casualty expected, is zero. Therefore, we have not recorded an asset retirement obligation associated with our LNG terminal.

Derivatives

We use derivative instruments from time to time to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal. We have disclosed certain information regarding these derivative positions, including the fair value of our derivative positions, in Note 7—"Financial Instruments" of our Notes to Consolidated Financial Statements.

Accounting guidance for derivative instruments and hedging activities establishes accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. We record changes in the fair value of our derivative positions based on the value for which the derivative instrument could be exchanged between willing parties.  To date, all of our derivative positions fair value determinations have been made by management using quoted prices in active markets for similar assets or liabilities.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is possible that a change in the estimated fair value will occur in the near future as commodity prices and interest rates change.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are recognized currently in earnings. Gains and losses in positions to hedge the cash flows attributable to the future sale of LNG inventory are classified as revenues on our Consolidated Statements of Operations. Gains or losses in the positions to mitigate the price risk from future purchases of natural gas to be utilized as fuel to operate our LNG terminal are classified as derivative gain (loss) on our Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, restricted certificates of deposit, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. We use available market data and valuation methodologies to estimate the fair value of debt.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with an investment grade financial institution. Collateral deposited for such contracts is recorded as an other current asset and not netted within the derivative fair value. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

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

Recent Accounting Standards Not Yet Adopted

We have also considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated financial statements, including that which is not yet effective. We do not believe that any such guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

We have consummated private offerings of an aggregate principal amount of $2,215.5 million of 2013 Notes and 2016 Notes and $420.0 million of 2020 Notes (See Note 10—"Long-Term Debt"). Collectively, the 2013 Notes, 2016 Notes, and 2020 Notes are referred to as the "Senior Notes." Under the indentures governing the Senior Notes (the "Sabine Pass Indentures"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indentures.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2012 and 2011, we classified $17.4 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of December 31, 2012 and 2011, we classified the permanent debt service reserve fund of $76.1 million and $82.4 million, respectively, as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—LNG INVENTORY

LNG inventory is recorded at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each period. LNG inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year. These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses. As of December 31, 2012 and 2011, we had $2.6 million and $0.5 million, respectively, of LNG inventory on our Consolidated Balance Sheets. During the years ended December 31, 2012, 2011 and 2010, we recognized $0.2 million, $0.4 million and $0.3 million, respectively, as a result of LCM adjustments to our LNG inventory.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,641,722	$1,637,724
LNG terminal construction-in-process	256	286
LNG site and related costs, net	156	163
Accumulated depreciation	(166,539)	(124,409)
Total LNG terminal costs, net	1,475,595	1,513,764

Fixed assets
Computer and office equipment	368	227
Vehicles	550	416
Machinery and equipment	1,172	1,068
Other	759	630
Accumulated depreciation	(2,270)	(1,968)
Total fixed assets, net	579	373
Property, plant and equipment, net	$1,476,174	$1,514,137

Depreciation expense related to our LNG terminal totaled $42.1 million, $42.6 million and $41.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt. The amortization of debt issuance costs was recorded as interest expense. As of December 31, 2012 and 2011, we had capitalized $20.9 million and $17.6 million (net of accumulated amortization of $18.3 million and $21.8 million), respectively, of costs directly associated with the Senior Notes.

As of December 31, 2012 (in thousands):

Long-Term Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2016 Notes	$30,057	10 years	$(18,030)	$12,027
2020 Notes	9,092	8 years	(237)	8,855
Total	$39,149		$(18,267)	$20,882

NOTE 7—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011, which are classified as other current assets/other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	December 31, 2012				December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fuel Derivatives Liability	$—	$98	$—	$98	$—	$1,415	$—	$1,415

The estimated fair values of our Fuel Derivatives are the amount at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data.

Commodity Derivatives

Changes in the fair value of our Fuel Derivatives are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The following table (in thousands) shows the fair value and location of our Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2012	December 31, 2011
Fuel Derivatives liability	Other current liabilities	$98	$1,415

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss) on our Consolidated Statements of Operations during the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Fuel Derivatives	$(622)	$(2,251)	$461

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions.  Collateral of $0.8 million and $2.1 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of December 31, 2012, and 2011, respectively.

Balance Sheet Presentation

Our Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross basis:

	December 31, 2012	December 31, 2011
Fuel Derivatives:
Assets	$47	$—
Liabilities	145	1,415

Other Financial Instruments

The estimated fair value of our other financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.
Other Financial Instruments (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$—	$—	$550,000	$555,500
2016 Notes, net of discount (1)	1,647,113	1,824,177	1,642,418	1,650,630
2020 Notes (1)	420,000	437,850	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on December 31, 2012 and 2011, as applicable.

NOTE 8—ACCRUED LIABILITIES

As of December 31, 2012 and 2011, accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Interest and related debt fees	$16,173	$13,732
LNG terminal costs	977	1,122
Affiliate	2,525	1,075
Other	2,319	—
Total accrued liabilities	$21,994	$15,929

NOTE 9—DEFERRED REVENUE

Advance Capacity Reservation Fee

In November 2004, Total Gas & Power North America, Inc. ("Total") paid us a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at our LNG terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to us in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total’s regasification capacity reservation fee un

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

der its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that we received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

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

As of December 31, 2012, we had recorded $4.0 million and $21.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees. As of December 31, 2011, we had recorded $4.0 million and $25.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees.

TUA Payments

Following the achievement of commercial operability of our LNG terminal in September 2008, we began receiving capacity reservation fee payments from Cheniere Marketing, LLC ("Cheniere Marketing") under its TUA. Effective July 1, 2010, Cheniere Marketing assigned its existing TUA with us to Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. After the assignment of the TUA from Cheniere Marketing to Cheniere Investments, Cheniere Investments began making its TUA payments on a monthly basis. Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. In connection with the assignment, we, Sabine Pass Liquefaction and Cheniere Investments entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA. As of December 31, 2012 and 2011, we had recorded $21.0 million as current deferred revenue—affiliate related to Cheniere Investments monthly advance capacity reservation fee payment.

Total and Chevron are obligated to make monthly TUA payments to us in advance of the month of service. These monthly payments are recorded to current deferred revenue in the period cash is received and are then recorded as revenue in the next month when the TUA service is performed. As of December 31, 2012 and 2011, we had recorded $21.1 million as current deferred revenue on our Consolidated Balance Sheets related to Total's and Chevron's monthly advance capacity reservation fee payments.

Cooperative Endeavor Agreements

In July 2007, we executed Cooperative Endeavor Agreements ("CEAs") with various Cameron Parish, Louisiana taxing authorities that allow them to accelerate certain of our property tax payments scheduled to begin in 2019. This ten-year initiative represents an aggregate $25.0 million commitment, and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing will advance us any and all amounts payable under the CEAs in exchange for a similar amount of credits against future ad valorem reimbursements it would owe us under its TUA starting in 2019. These advance ad valorem tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the early payment of taxes were recorded as deferred revenue. As of December 31, 2012 and 2011, we had $14.7 million and $12.3 million, respectively, of other non-current assets and non-current deferred revenue resulting from accelerated ad valorem tax payments.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10—LONG-TERM DEBT

As of December 31, 2012 and 2011, our long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
2013 Notes	$—	$550,000
2016 Notes	1,665,500	1,665,500
2020 Notes	420,000	—
Total long-term, debt	2,085,500	2,215,500

Long-term debt discount
2016 Notes	(18,387)	(23,082)
Total long-term debt, net of discount	$2,067,113	$2,192,418

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2012 (in thousands):

	Payments Due for the Years Ended December 31,
	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Debt (including related parties):
2016 Notes	$1,665,500	$—	$—	$1,665,500	$—
2020 Notes	420,000	—	—	—	420,000
Debt (including related parties)	$2,085,500	$—	$—	$1,665,500	$420,000

Senior Notes

In November 2006, we issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes, consisting of $550.0 million of 7.25% Senior Secured Notes due 2013 (the "2013 Notes") and $1,482.0 million of 7.50% Senior Secured Notes due 2016 (the "2016 Notes"). In September 2008, we issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. In October 2012, we issued an aggregate principal amount of $420.0 million of 6.50% Senior Secured Notes due in 2020 (the "2020 Notes"), whose terms were substantially similar to the outstanding 2016 Notes, and redeemed all of the 2013 Notes. As a result, we recorded a $42.6 million loss on early extinguishment of debt primarily related to make-whole payments. Collectively, the 2013 Notes, 2016 Notes, and 2020 Notes are referred to as the "Senior Notes." Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem some or all of our 2016 Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the 2016 Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Notes plus (ii) all required interest payments due on the 2016 Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the 2016 Notes, if greater.

We may redeem all or part of our 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at our option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Under the indentures governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the indenture. During the years ended December 31, 2012, 2011 and 2010, we made distributions of $333.5 million, $313.6 million and $374.8 million, respectively, after satisfying all the applicable conditions in the indentures.

In connection with the issuance of the 2020 Notes, we also entered into a registration rights agreement (the "Registration Rights Agreement"). Under the Registration Rights Agreement, we have agreed to use reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange the notes for an issue of SEC-registered notes with terms substantially identical to the 2020 Notes within 360 days after the 2020 Notes were issued. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the 2020 Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

NOTE 11—RELATED PARTY TRANSACTIONS

As of December 31, 2012 and 2011, we had $1.0 million and $0.6 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

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

Effective July 1, 2010, Cheniere Marketing, a wholly owned subsidiary of Cheniere, assigned its existing TUA with us to Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, including all of its rights, titles, interests, obligations and liabilities in and under the TUA. In connection with the assignment, Cheniere's guarantee of Cheniere Marketing's obligations under the TUA was terminated. Cheniere Investments was required to make capacity payments under the TUA aggregating approximately $250 million per year through at least September 30, 2028. Cheniere Partners guaranteed Cheniere Investments' obligations under its TUA.

Sabine Pass Liquefaction obtained this reserved capacity as a result of an assignment in July 2012 by Cheniere Investments of its rights, title and interest under its TUA. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. In connection with the assignment, Sabine Pass Liquefaction and Cheniere Investments entered into a terminal use rights assignment and agreement ("TURA") with us pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Service Agreements

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

During the years ended December 31, 2012, 2011, and 2010, we recorded general and administrative expense—affiliate of $8.4 million, $8.1 million and $7.9 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements ("CEAs")

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These advance tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue. As of December 31, 2012 and 2011, we had $14.7 million and $12.3 million of other non-current assets and non-current deferred revenue resulting from our ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.

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

We recorded $2.8 million, $4.2 million and $2.8 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the years ended December 31, 2012, 2011 and 2010, respectively. We recorded $2.8 million, zero and zero of natural gas sold to Cheniere Marketing under this agreement in the year ended December 31, 2012, 2011 and 2010, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of $0.3 million, $0.3 million and $0.9 million pursuant to this agreement in the years ended December 31, 2012, 2011 and 2010, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.8 million, $2.7 million and $2.7 million pursuant to this agreement in the years ended December 31, 2012, 2011 and 2010, respectively

Temporary Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments, under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining temporary pipeline compression equipment at our LNG terminal. During the years ended December 31, 2012, 2011 and 2010, we recorded revenues—affiliate from Cheniere Investments of $0.1 million, $0.4 million and zero, respectively, pursuant to this agreement.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.3 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Operations in the year ended December 31, 2012.

NOTE 12—LEASES

During the years ended December 31, 2012, 2011 and 2010, we recognized rental expense for all operating leases of $9.4 million, $9.2 million and $9.1 million, respectively.

The following is a schedule by years of future minimum rental payments, excluding inflationary adjustments, required as of December 31, 2012 under the land leases and tug boat lease described below (in thousands):

Year ending December 31,	Lease Payments (2) (3)
2013	$9,229
2014	9,229
2015	9,208
2016	9,204
2017	9,204
Later years (1)	209,562
Total minimum payments required	$255,636

(1)	Includes certain lease option renewals as they are reasonably assured.

(2)
Lease payments for our land leases represent our land lease payment obligations and do not take into account the $34.7 million sublease payments we will receive from Sabine Pass Liquefaction, as discussed in Note 11—"Related Party Transactions".

(3)
Lease payments for our tug boat lease represent our lease payment obligation and do not take into account the $112.8 million sublease payments we will receive from our three TUA customers that effectively offset these lease payment obligations, as discussed below.

Land Leases

In January 2005, we exercised our options and entered into three land leases for the site of our LNG terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, thereby increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million.  In July 2012, we entered into an additional land lease, thereby increasing the total acreage under lease to 883 acres. The annual lease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements. We recognized $1.5 million, $1.8 million and $1.7 million of site lease expense on our Consolidated Statements of Operations in the years ended December 31, 2012, 2011 and 2010, respectively.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In connection with this lease acquisition, Tug Services entered into a Tug Sharing Agreement with Chevron, Total and Cheniere Marketing to provide their LNG cargo vessels with tug boat and marine services at our LNG terminal and effectively offset the cost of our lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

NOTE 13—COMMITMENTS AND CONTINGENCIES
LNG Commitments
We have entered into TUAs with Total, Chevron and Sabine Pass Liquefaction to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG terminal. See Note 11—"Related Party Transactions" for information regarding such agreements.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 11—"Related Party Transactions" for information regarding such agreements.

Crest Royalty

Under a settlement agreement with Crest Energy dated as of June 14, 2001, Cheniere agreed to pay or cause certain affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty was calculated based on the volume of natural gas processed through covered LNG facilities, subject to a minimum of $2.0 million and a maximum of approximately $11.0 million per production year. In 2003, Freeport LNG contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG's receiving terminal. Subsequently, the calculation of the Crest Royalty and the scope of Freeport LNG's assumed obligation to pay the Crest Royalty became the subject of litigation involving Cheniere, Crest Energy, and Freeport LNG ("Crest Royalty Litigation").

In March 2012, Cheniere purchased all of the rights, title, and interest in the Crest Royalty from Crest Energy. That purchase resulted in Crest Energy's dismissal from the Crest Royalty Litigation. In September 2012, Cheniere entered into a settlement of the remaining claims in the Crest Royalty Litigation with Freeport LNG. As part of the settlement agreement, Cheniere terminated the Crest Royalty. As a result of all of these transactions, Cheniere resolved disputes persisting since 2001 related to real property at Freeport LNG and has released us from the first priority lien that had been granted to holders of the Crest Royalty.

Other Commitments

State Tax Sharing Agreement

In November 2006, we and Cheniere entered into a state tax sharing agreement. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were computed on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after January 1, 2008.

Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 11—"Related Party Transactions" for information regarding such agreements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2012, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for interest, net of amounts capitalized	$159,998	$164,513	$164,793

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012:
Revenues	$130,731	$129,928	$129,751	$133,474
Income from operations	108,328	106,493	102,693	109,854
Net income	64,074	63,335	59,525	25,871

Year ended December 31, 2011:
Revenues	$133,841	$131,118	$132,038	$136,615
Income from operations	111,476	109,912	109,766	113,465
Net income	68,125	66,100	65,753	68,936

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2012, our general partner's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our Management's Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 26 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF OUR GENERAL PARTNER AND CORPORATE GOVERNANCE

Management of Sabine Pass LNG, L.P.

We have no employees, directors or officers. We are managed by our general partner, Sabine Pass GP. Except for Mr. Duva, the individuals who serve on the board of directors and as executive officers of our general partner also serve as executive officers and/or directors of other affiliated entities, including Cheniere and direct or indirect subsidiaries of Cheniere. Each of our general partner's directors and executive officers spent less than a majority of his or her time on our business in 2012.

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

Directors and Executive Officers of Our General Partner

The following sets forth information, as of February 13, 2013, regarding the individuals who currently serve on the board of directors and as executive officers of our general partner.

Name	Age	Position with Our General Partner
Charif Souki	60	Director and Chief Executive Officer
Victor Duva	54	Director
R. Keith Teague	48	President
Meg A. Gentle	38	Chief Financial Officer
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
R. Keith Teague is President of our general partner and has held that position since April 2008. He has served as Senior Vice President-Asset Group of Cheniere since April 2008. Prior to that time, he served as Vice President-Pipeline Operations of Cheniere beginning in May 2006. He has also served as President of Cheniere Pipeline Company, a wholly owned subsidiary of Cheniere, since January 2005. Mr. Teague began his career with Cheniere in February 2004 as Director of Facility Planning. Prior to joining Cheniere, Mr. Teague served as the Director of Strategic Planning for the CMS Panhandle Companies from December 2001 until September 2003. Mr. Teague is currently a director, President and Chief Operating Officer of the general partner of Cheniere Partners. He is responsible for the development, construction and operation of Cheniere's LNG terminal and pipeline assets. With Mr. Teague's knowledge and expertise relating to the Sabine Pass LNG terminal, it was determined that he should serve as a director of the general partner of Cheniere Partners. Mr. Teague received a B.S. in civil engineering from Louisiana Tech University and an M.B.A. from Louisiana State University. Mr. Teague has not held any other directorship positions in the past five years.
Meg A. Gentle is Chief Financial Officer of our general partner and has held that position since March 2009.  She has served as Senior Vice President and Chief Financial Officer of Cheniere since March 2009. She served as Senior Vice President-Strategic Planning and Finance of Cheniere from February 2008 to March 2009.  Prior to that time, she served as Vice President of Strategic Planning of Cheniere since September 2005 and Manager of Strategic Planning of Cheniere since June 2004. Prior to joining Cheniere, Ms. Gentle spent eight years in energy market development, economic evaluation and long-range planning. She conducted international business development and strategic planning for Anadarko Petroleum Corporation, an oil and gas exploration and production company, for six years and energy market analysis for Pace Global Energy Services, an energy management and consulting firm, for two years. Ms. Gentle is currently a director, Senior Vice President and Chief Financial

Officer of the general partner of Cheniere Partners.  Ms. Gentle received her B.A. in economics and international affairs from James Madison University and an M.B.A. from Rice University. It was determined that Ms. Gentle should serve as a director of the general partner of Cheniere Partners because of her experience with strategic planning and finance in the energy industry and because of the perspective she brings as the Chief Financial Officer of Cheniere, Cheniere GP and our general partner. Ms. Gentle has not held any other directorship positions in the past five years.

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

By the members of the board of directors of our general partner:
Charif Souki
Victor Duva

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. The board of directors of our general partner would perform the functions of a compensation committee in the event such committee is needed.

None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2012.

Director Compensation

Our general partner has paid no compensation to its directors that are Cheniere employees since inception and has no plans to do so in the future. Mr. Duva is compensated $2,500 per year for his services as an independent director as described below.

Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charif Souki (1)	$—	$—	$—	$—	$—	$—	$—
Victor Duva	2,500	—	—	—	—	—	2,500

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
The limited partner interest in our partnership is divided into units. The following table sets forth the beneficial ownership of our units owned of record and beneficially as of February 13, 2013:

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
Cheniere, as the indirect parent of Sabine Pass LNG-LP, has sole voting and investment power with respect to all of the units. The address for the beneficial owners listed below is 700 Milam Street, Suite 800, Houston, Texas 77002.

Name of Beneficial Owner	Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Sabine Pass LNG-LP, LLC (1)	100	100%
Sabine Pass LNG-GP, LLC (1)	—	—
Charif Souki	—	—
R. Keith Teague	—	—
Meg A. Gentle	—	—
Victor Duva	—	—
All executive officers and directors as a group (4 persons)	—	—

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

ISDA Master Agreement

In September 2007, we entered into an International Swaps and Derivatives Association ("ISDA") Master Agreement with Cheniere Marketing that provides us the ability to hedge our future price risk from time to time. The ISDA Master Agreement was entered into in the event we choose to hedge some of our LNG purchases or gas sales and elect to implement such hedges through Cheniere Marketing, which already has ISDA agreements in place with third parties and accounts with futures brokers. There are no current transactions under this agreement. No amounts were paid to Cheniere Marketing under this agreement during the fiscal years ended December 31, 2012 and 2011.

Operational Balancing Agreement

In December 2007, we and Cheniere Creole Trail Pipeline, L.P. entered into an Operational Balancing Agreement that provides for the resolution of any operational imbalances (i) during the term of the agreement on an in-kind basis and (ii) upon termination of the agreement by cash-out at a rate equivalent to the average of the midpoint prices for Henry Hub, Louisiana pricing published in "Gas Daily’s-Daily Price Survey" for each day of the month following termination. This agreement became effective following the achievement of commercial operability of our LNG terminal in September 2008. We owed a natural gas volume valued at $47,000 and $56,000 to Cheniere Creole Trail Pipeline, L.P. at December 31, 2012 and 2011, respectively.

The following related-party transactions were not approved by the board of directors of our general partner:

Letter Agreement regarding the Cooperative Endeavor Agreement and Payment in Lieu of Taxes Agreement
In July 2007, we entered into Cooperative Endeavor Agreements with various Cameron Parish, Louisiana taxing authorities and a related agreement with Cheniere Marketing, each as described in Note 11—"Related Party Transactions" of our Notes to Consolidated Financial Statements. During each of the years ended December 31, 2012 and 2011, Cheniere Marketing paid us $2.5 million under the agreement.
Temporary Pipeline Compressor Sharing Agreement
In August 2010, we entered into an agreement with our TUA customers, including Cheniere Investments, to share in the cost for the installation and operation of a temporary pipeline compressor at our LNG terminal. We recorded costs of $0.1 million and $0.4 million under this agreement in the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, we recorded revenues—affiliate from Cheniere Investments of $0.1 million and $0.4 million, respectively, pursuant to this agreement.
LNG Terminal Export Agreement
In January 2010, we entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of $0.3 million, $0.3 million and $0.9 million pursuant to this agreement in the years ended December 31, 2012, 2011 and 2010.

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

Ernst & Young LLP served as our independent auditor for the fiscal years ended December 31, 2012 and 2011. The following table sets forth the fees paid to Ernst & Young LLP for professional services rendered for 2012 and 2011:

	Ernst & Young LLP
	Fiscal 2012	Fiscal 2011
Audit Fees	$652,620	$613,000
Audit-Related Fees	96,400	—
Total	$749,020	$613,000

Audit Fees—Audit fees for 2012 and 2011 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—Audit-related fees for 2012 include services rendered in connection with the offering of the 2020 Notes.

There were no tax or other fees in 2012 and 2011.

Auditor Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2012 and 2011.

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

4.5*	Form of 7.50% Senior Secured Note due 2016. (Included as Exhibit A1 to Exhibit 4.3 above)

4.6*	Form of 7 1/2% Senior Secured Note due 2016. (Incorporated by reference to Exhibit 4.1 to the Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

4.7*
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 4.1 to Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-138916), filed on October 19, 2012)

4.8*	Form of 6.5% Senior Secured Note due 2020. (Included as Exhibit A1 to Exhibit 4.7 above)

10.1*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.'s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4*
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.5*
Second Amended and Restated Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC. (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.6*
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.7*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.9*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.10*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.12*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.13*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.14*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.15*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.16*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17*
Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 333-139572), filed on September 15, 2008)

10.18*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.21*
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.22*
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, Inc. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.23*
Registration Rights Agreement, dated October 16, 2012, by and among Sabine Pass LNG, L.P. and Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc. (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-138916), filed on October 19, 2012)

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

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ CHARIF SOUKI
Charif Souki Chief Executive Officer
Date:	February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARIF SOUKI	Chief Executive Officer (Principal Executive Officer)	February 22, 2013
Charif Souki

/s/ R. KEITH TEAGUE	President (Principal Operating Officer)	February 22, 2013
R. Keith Teague

/s/ MEG A. GENTLE	Chief Financial Officer (Principal Financial Officer)	February 22, 2013
Meg A. Gentle

/s/ JERRY D. SMITH	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2013
Jerry D. Smith

/s/ VICTOR DUVA	Director	February 22, 2013
Victor Duva