Form 10-Q
period 2013-03-31
Sabine Pass LNG, L.P.
filed 2013-05-03
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,464	$5,202
Restricted cash and cash equivalents	55,439	17,386
Accounts and interest receivable	58	6
Accounts receivable—affiliate	775	1,349
Advances to affiliate	4,228	1,025
LNG inventory	2,157	2,625
Prepaid expenses and other	6,121	5,987
Total current assets	71,242	33,580

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,465,589	1,476,174
Debt issuance costs, net	19,846	20,882
Other	17,284	14,854
Total assets	$1,650,067	$1,621,596
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accrued liabilities	$58,053	$19,469
Accrued liabilities—affiliate	5,587	2,525
Deferred revenue	25,329	26,540
Deferred revenue—affiliate	21,220	21,737
Other	873	97
Total current liabilities	111,062	70,368

Long-term debt, net of discount	2,068,286	2,067,113
Deferred revenue	20,500	21,500
Deferred revenue—affiliate	17,173	14,720
Other non-current liabilities	288	289
Commitments and contingencies
Partners' deficit	(567,242)	(552,394)
Total liabilities and partners’ deficit	$1,650,067	$1,621,596

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Revenues	$66,061	$66,919
Revenues—affiliates	63,819	63,812
Total revenues	129,880	130,731

Expenses
Operating and maintenance expense	8,284	6,112
Operating and maintenance expense—affiliate	6,048	2,998
Depreciation expense	10,612	10,587
General and administrative expense	534	393
General and administrative expense—affiliate	2,826	2,313
Total expenses	28,304	22,403
Income from operations	101,576	108,328

Other income (expense)
Interest expense, net	(40,262)	(43,458)
Derivative gain (loss), net	515	(836)
Other	25	40
Total other expense	(39,722)	(44,254)
Net income	$61,854	$64,074

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2012	$—	$(552,394)	$—	$(552,394)
Distributions to limited partner	—	(76,702)	—	(76,702)
Net income	—	61,854	—	61,854
Balance at March 31, 2013	$—	$(567,242)	$—	$(567,242)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$61,854	$64,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,612	10,587
Amortization of debt discount	1,174	1,174
Amortization of debt issuance costs	1,036	1,092
Non-cash derivative (gain) loss	(518)	162
Investment in restricted cash and cash equivalents	(38,053)	(41,197)
Changes in operating assets and liabilities:
Deferred revenue—affiliate	(517)	80
Deferred revenue	(2,210)	(1,104)
Accounts payable and accrued liabilities	39,350	41,167
Advances to affiliate	(3,186)	(5,093)
Accounts payable and accrued liabilities—affiliate	3,167	372
Accounts receivable—affiliate	574	(66)
Other	726	(2,113)
Net cash provided by operating activities	74,009	69,135

Cash flows from investing activities
LNG terminal costs, net	(45)	(348)
Advances under long-term contracts and other	—	(135)
Net cash used in investing activities	(45)	(483)

Cash flows from financing activities
Distributions to limited partner	(76,702)	(69,383)
Net cash used in financing activities	(76,702)	(69,383)

Net decrease in cash and cash equivalents	(2,738)	(731)
Cash and cash equivalents—beginning of period	5,202	4,268
Cash and cash equivalents—end of period	$2,464	$3,537

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

Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is able to be included in the federal income tax return of Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

We have consummated private offerings of an aggregate principal amount of $1,665.5 million of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes") (See Note 6—"Long-Term Debt"). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Senior Notes." Under the indentures governing the Senior Notes (the "Sabine Pass Indentures"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indentures.

As of March 31, 2013 and December 31, 2012, we classified $55.4 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$1,641,717	$1,641,722
LNG terminal construction-in-process	241	256
LNG site and related costs, net	154	156
Accumulated depreciation	(177,083)	(166,539)
Total LNG terminal costs, net	1,465,029	1,475,595

Fixed assets
Computer and office equipment	424	368
Vehicles	599	550
Machinery and equipment	1,169	1,172
Other	703	759
Accumulated depreciation	(2,335)	(2,270)
Total fixed assets, net	560	579
Property, plant and equipment, net	$1,465,589	$1,476,174

Depreciation expense related to our LNG terminal totaled $10.5 million for each of the three months ended March 31, 2013 and 2012.

NOTE 4—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, which are classified as other current assets/other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fuel Derivatives asset (liability)	$—	$420	$—	$420	$—	$(98)	$—	$(98)

The estimated fair values of our Fuel Derivatives are the amount at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Commodity Derivatives

Changes in the fair value of our Fuel Derivatives are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The following table (in thousands) shows the fair value and location of our Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
Fuel Derivatives asset (liability)	Prepaid expenses and other/ (Other current liabilities)	$420	$(98)

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss) on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Fuel Derivatives gain (loss)	$515	$(836)

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions.  Collateral of $0.8 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2013 and December 31, 2012.

Balance Sheet Presentation

Our Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2013:
Fuel Derivatives	$420	$—	$420	$—	$—	$420
As of December 31, 2012:
Fuel Derivatives	(98)	(98)	—	—	—	—

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
Other Financial Instruments (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,648,286	$1,825,477	$1,647,113	$1,824,177
2020 Notes (1)	420,000	444,150	420,000	437,850

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2013 and December 31, 2012, as applicable.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2013 and December 31, 2012, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Interest and related debt fees	$54,226	$16,173
LNG terminal costs	2,756	977
Affiliate	5,587	2,525
Other	1,071	2,319
Total accrued liabilities	$63,640	$21,994

NOTE 6—LONG-TERM DEBT

As of March 31, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Notes	(17,214)	(18,387)
Total long-term debt, net of discount	$2,068,286	$2,067,113

Senior Notes

As of March 31, 2013 and December 31, 2012, we had an aggregate principal amount of $1,665.5 million of the 2016 Notes and $420.0 million of the 2020 Notes. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

We may redeem all or part of our 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at our option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Under the indentures governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the indentures governing the Senior Notes. During the three months ended March 31, 2013 and 2012, we made distributions of $76.7 million, and $69.4 million, respectively, after satisfying all the applicable conditions in the indentures.

In connection with the issuance of the 2020 Notes, we also entered into a registration rights agreement (the "Registration Rights Agreement"). Under the Registration Rights Agreement, we have agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 2020 Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2020 Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the 2020 Notes were issued. Under specified circumstances, we may be required to file a shelf registration statement to cover resales of the 2020 Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

NOTE 7—RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, we had $4.2 million and $1.0 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

Sabine Pass Liquefaction obtained approximately 2.0 Bcf/d of regasification capacity under a firm commitment terminal use agreement ("TUA") with us as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Investments pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

During the three months ended March 31, 2013 and 2012, we recorded general and administrative expense—affiliate of $2.1 million and $2.0 million, respectively, under the foregoing service agreements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Agreement to Fund Our Cooperative Endeavor Agreements ("CEAs")

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These advance tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of March 31, 2013 and December 31, 2012, we had $17.2 million and $14.7 million of other non-current assets and non-current deferred revenue—affiliate resulting from our ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.

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

We recorded $0.9 million, and $0.7 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended March 31, 2013 and 2012, respectively. We recorded $0.9 million and zero of natural gas sold to Cheniere Marketing under this agreement in the three months ended March 31, 2013 and 2012, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of zero pursuant to this agreement in the three months ended March 31, 2013 and 2012.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in the three months ended March 31, 2013 and 2012.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Operations in the three months ended March 31, 2013.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION
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

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide, regardless of the source of such information, or the transportation or demand for and prices related to natural gas, LNG or other hydrocarbon products;

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this quarterly report and speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2013, we had $2.5 million of cash and cash equivalents and $131.5 million of restricted cash and cash equivalents, which is restricted to pay interest on the 2016 Notes and 2020 Notes described below.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Energy Partners, L.P. ("Cheniere Partners") and us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal by our TUA customers.

Capital Resources

We currently have two series of senior notes outstanding: $1,665.5 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes" and collectively with the 2016 Notes, the "Senior Notes"). Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, and interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of our operating assets.

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

Under the indentures governing the Senior Notes, except for permitted tax distributions, we may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2013	2012
Sources of cash and cash equivalents
Operating cash flow	$74,009	$69,135
Total sources of cash and cash equivalents	74,009	69,135

Uses of cash and cash equivalents
Distributions to limited partner	(76,702)	(69,383)
Other	(45)	(483)
Total uses of cash and cash equivalents	(76,747)	(69,866)

Net decrease in cash and cash equivalents	(2,738)	(731)
Cash and cash equivalents—beginning of period	5,202	4,268
Cash and cash equivalents—end of period	$2,464	$3,537

Operating Cash Flow

The increase in operating cash flow in the three months ended March 31, 2013 primarily resulted from the reduction of our indebtedness outstanding and corresponding reduction in interest expense.

Distributions to Limited Partner

We made $76.7 million and $69.4 million of distributions to our limited partner in the three months ended March 31, 2013 and 2012, respectively, with the increase being attributable to our increased operating cash flow.

Results of Operations

Our consolidated net income decreased $2.2 million, from $64.1 million in the three months ended March 31, 2012 to $61.9 million in the three months ended March 31, 2013. This decrease in net income in the three months ended March 31, 2013 primarily resulted from increased operating and maintenance expense (including affiliate expense) that was partially offset by decreased interest expense and increased derivative gain. Operating and maintenance expense (including affiliate) increased $5.2 million in the three months ended March 31, 2013 as a result of increased costs to manage the operation of our LNG terminal under our long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Interest expense decreased $3.2 million in the three months ended March 31, 2013 as a result of the reduction of our indebtedness outstanding. During the fourth quarter of 2012, we repurchased $550.0 million of our outstanding 2013 Notes. Funds used for the repurchase included proceeds received from the $420.0 million of 2020 Notes and from an equity contribution from Cheniere Partners. Derivative gain increased $1.4 million in the three months ended March 31, 2013 as a result of changes in the fair value and settlements of our derivative instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no "off-balance sheet arrangements" that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

Recent Accounting Standards

In December 2011 and February 2013, the Financial Accounting Standards Board issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. Generally Accepted Accounting Principles and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of March 31, 2013 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	1,095,000	$4.024 - $4.421	April 2014	$420	$5

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner's management, including our general partner's Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the first quarter of 2013, we or any of our affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the first quarter of 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP ("Blackstone") is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has two representatives on Cheniere Partners' Board of Directors and the right to appoint a third representative. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone, although specific information was not available at the time this quarterly report was filed. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours.

We received notice from Blackstone that, in the fourth quarter of 2012, a U.K. subsidiary of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. provided certain limited disaster recovery services and hosted co-location of some hardware at their premises in London for Bank Saderat PLC, which is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224; the gross revenue and net profits attributable to these activities in 2012 was reported to be £16,300 and approximately £5,700, respectively; and the contract was reported to be terminated in the first quarter of 2013. We have not independently verified the disclosures described in this paragraph.

ITEM 6.     EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	May 3, 2013