Form 10-Q
period 2013-06-30
Sabine Pass LNG, L.P.
filed 2013-08-02
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$14,783	$5,202
Restricted cash and cash equivalents	14,959	17,386
Accounts and interest receivable	23,856	—
Accounts receivable—affiliate	19,328	1,349
LNG inventory	11,146	2,625
Prepaid expenses and other	8,247	7,018
Total current assets	92,319	33,580

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,455,057	1,476,174
Debt issuance costs, net	18,850	20,882
Other	17,265	14,854
Total assets	$1,659,597	$1,621,596
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable—affiliate	$451	$—
Accrued liabilities	22,027	19,469
Accrued liabilities—affiliate	16,121	2,525
Deferred revenue	26,585	26,540
Deferred revenue—affiliate	21,782	21,737
Other	1,450	97
Total current liabilities	88,416	70,368

Long-term debt, net of discount	2,069,460	2,067,113
Deferred revenue	19,500	21,500
Deferred revenue—affiliate	17,173	14,720
Other non-current liabilities	284	289
Commitments and contingencies
Partners' deficit	(535,236)	(552,394)
Total liabilities and partners’ deficit	$1,659,597	$1,621,596

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Revenues	$66,326	$66,071	$132,387	$132,989
Revenues—affiliates	64,087	63,857	$127,906	127,669
Total revenues	130,413	129,928	260,293	260,658

Expenses
Operating and maintenance expense	7,629	7,144	15,913	13,256
Operating and maintenance expense—affiliate	8,873	2,941	14,921	5,939
Depreciation expense	10,608	10,599	21,220	21,185
General and administrative expense	495	374	1,029	767
General and administrative expense—affiliate	3,598	2,377	6,424	4,690
Total expenses	31,203	23,435	59,507	45,837
Income from operations	99,210	106,493	200,786	214,821

Other income (expense)
Interest expense, net	(40,199)	(43,458)	(80,461)	(86,916)
Derivative gain (loss), net	(464)	261	52	(575)
Other	9	39	34	79
Total other expense	(40,654)	(43,158)	(80,375)	(87,412)
Net income	$58,556	$63,335	$120,411	$127,409

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance at December 31, 2012	$—	$(552,394)	$—	$(552,394)
Distributions to limited partner	—	(149,073)	—	(149,073)
Net income	—	120,411	—	120,411
Capital contributions from Cheniere Partners	—	45,820	—	45,820
Balance at June 30, 2013	$—	$(535,236)	$—	$(535,236)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$120,411	$127,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,220	21,185
Amortization of debt discount	2,347	2,347
Amortization of debt issuance costs	2,083	2,185
Non-cash derivative (gain), net	(98)	(751)
Use of restricted cash and cash equivalents	2,427	—
Changes in operating assets and liabilities:
Deferred revenue—affiliate	45	80
Deferred revenue	(1,955)	(3,481)
Accounts payable and accrued liabilities	(1,989)	1,308
Accounts payable and accrued liabilities—affiliate	9,631	779
Accounts and interest receivable	(23,849)	—
Accounts receivable—affiliate	(17,979)	(165)
Other	697	(3,326)
Net cash provided by operating activities	112,991	147,570

Cash flows from investing activities
LNG terminal costs, net	(123)	(2,627)
Net cash used in investing activities	(123)	(2,627)

Cash flows from financing activities
Distributions to limited partner	(149,073)	(146,707)
Capital contributions from Cheniere Partners	45,820	—
Other	(34)	—
Net cash used in financing activities	(103,287)	(146,707)

Net increase (decrease) in cash and cash equivalents	9,581	(1,764)
Cash and cash equivalents—beginning of period	5,202	4,268
Cash and cash equivalents—end of period	$14,783	$2,504

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

Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

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

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

We have consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of Senior Secured Notes due 2020 (the "2020 Notes") (See Note 6—"Long-Term Debt"). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Senior Notes." Under the indentures governing the Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of June 30, 2013 and December 31, 2012, we classified $15.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$1,641,717	$1,641,722
LNG terminal construction-in-process	273	256
LNG site and related costs, net	152	156
Accumulated depreciation	(187,630)	(166,539)
Total LNG terminal costs, net	1,454,512	1,475,595

Fixed assets
Computer and office equipment	424	368
Vehicles	599	550
Machinery and equipment	1,169	1,172
Other	750	759
Accumulated depreciation	(2,397)	(2,270)
Total fixed assets, net	545	579
Property, plant and equipment, net	$1,455,057	$1,476,174

Depreciation expense related to our LNG terminal totaled $10.5 million for each of the three months ended June 30, 2013 and 2012. Depreciation expense related to our LNG terminal totaled $21.1 million and $21.0 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, which are classified as other current assets/other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fuel Derivatives liability	$—	$200	$—	$200	$—	$98	$—	$98

The estimated fair values of our Fuel Derivatives are the amount at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Commodity Derivatives

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption.  For transactions in which we have elected the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Operations until the period of delivery. For certain of our Fuel Derivative instruments changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities. Collateral of $0.8 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of June 30, 2013 and December 31, 2012.

During the second quarter of 2013, we began to enter into forward contracts under our master service agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal. We elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. We had not posted collateral with Cheniere Marketing for such forward contracts as of June 30, 2013.

The following table (in thousands) shows the fair value and location of our Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
Fuel Derivatives liability	Other current liabilities	$200	$98

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fuel Derivatives gain (loss) (1)	$(464)	$261	52	$(575)

(1)Excludes settlements of hedges of the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal for which we have elected the normal purchase normal sale exemption from derivative accounting.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Liabilities				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of June 30, 2013:
Fuel Derivatives	$200	$200	$—	$—	$—	$—
As of December 31, 2012:
Fuel Derivatives	98	98	—	—	—	—
Other Financial Instruments

The estimated fair value of our other financial instruments, including those financial instruments for which the fair value option was not elected, are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.
Other Financial Instruments (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,649,460	$1,781,417	$1,647,113	$1,824,177
2020 Notes (1)	420,000	427,350	420,000	437,850

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2013 and December 31, 2012, as applicable.

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2013 and December 31, 2012, accrued liabilities (including affiliate) consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Interest and related debt fees	$14,959	$16,173
LNG terminal costs	1,047	977
Affiliate	16,121	2,525
Other	6,021	2,319
Total accrued liabilities (including affiliate)	$38,148	$21,994

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—LONG-TERM DEBT

As of June 30, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Notes	(16,040)	(18,387)
Total long-term debt, net of discount	$2,069,460	$2,067,113

Senior Notes

As of June 30, 2013 and December 31, 2012, we had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem some or all of our 2016 Notes at any time, and from time to time, at the redemption prices specified in the indenture governing the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem all or part of our 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at our option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the indentures governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the indentures governing the Senior Notes. During the three months ended June 30, 2013 and 2012, we made distributions of $72.4 million, and $77.3 million, respectively, after satisfying all the applicable conditions in the indentures. During the six months ended June 30, 2013 and 2012, we made distributions of $149.1 million and $146.7 million, respectively, after satisfying all the applicable conditions in the indentures.

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, we had $0.5 million and $1.0 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

Sabine Pass Liquefaction obtained approximately 2.0 Bcf/d of regasification capacity under a terminal use agreement ("TUA") with us as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Investments pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

We have entered into a long-term management services agreement (the "MSA Agreement") with Cheniere LNG Terminals, LLC ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which we manage the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During each of the three months ended June 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $2.1 million under the foregoing service agreements. During each of the six months ended June 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $4.2 million under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements ("CEAs")

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. These advance tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of June 30, 2013 and December 31, 2012, we had $17.2 million and $14.7 million of other non-current assets and non-current deferred revenue—affiliate resulting from our ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase, and delivery of the natural gas or LNG to our LNG terminal.

We recorded $0.9 million, and $0.5 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the three months ended June 30, 2013 and 2012, respectively. We recorded $1.8 million and $1.2 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the six months ended June 30, 2013 and 2012, respectively. We recorded $1.9 million and $2.8 million of natural gas sold to Cheniere Marketing under this agreement in the three and six months ended June 30, 2013, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended June 30, 2013 and 2012. Tug Services recorded revenues—affiliate from Cheniere Marketing of $1.4 million pursuant to this agreement in each of the six months ended June 30, 2013 and 2012.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million and $0.2 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Operations in the three and six months ended June 30, 2013, respectively.

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

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the regasification facilities at our LNG terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel ("our LNG terminal"). Our LNG terminal includes five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meter capacity and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Unless the context requires otherwise, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2013, we had $14.8 million of cash and cash equivalents and $91.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the 2016 Notes and 2020 Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months.

TUA Revenues

Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use our LNG terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows

•
Total Gas & Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Energy Partners, L.P. ("Cheniere Partners"). Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as the end of 2015. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal by our TUA customers.

Capital Resources

We currently have two series of senior notes outstanding: $1,665.5 million of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes" and collectively with the 2016 Notes, the "Senior Notes"). Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, and interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem some or all of our 2016 Notes at any time, and from time to time, at the redemption prices specified in the indenture governing the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may redeem some or all of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the indentures governing the Senior Notes, except for permitted tax distributions, we may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2013	2012
Sources of cash and cash equivalents
Operating cash flow	$112,991	$147,570
Capital contributions from Cheniere Partners	45,820	—
Total sources of cash and cash equivalents	158,811	147,570

Uses of cash and cash equivalents
Distributions to limited partner	(149,073)	(146,707)
Other	(157)	(2,627)
Total uses of cash and cash equivalents	(149,230)	(149,334)

Net increase (decrease) in cash and cash equivalents	9,581	(1,764)
Cash and cash equivalents—beginning of period	5,202	4,268
Cash and cash equivalents—end of period	$14,783	$2,504

Operating Cash Flow and Capital Contributions from Cheniere Partners

The decrease in operating cash flow and the increase in capital contributions from Cheniere Partners in the six months ended June 30, 2013 primarily resulted from the purchase of an LNG cargo used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications. Our TUA customers are obligated to fully reimburse us against their proportional share of this LNG cargo cost.

Distributions to Limited Partner

We made $149.1 million and $146.7 million of distributions to our limited partner in the six months ended June 30, 2013 and 2012, respectively.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Our consolidated net income decreased $4.7 million, from $63.3 million in the three months ended June 30, 2012 to $58.6 million in the three months ended June 30, 2013. The decrease in net income in the three months ended June 30, 2013 primarily resulted from increased operating and maintenance expense (including affiliate expense) that was partially offset by decreased interest expense. Operating and maintenance expense (including affiliate) increased $6.4 million in the three months ended June 30, 2013 as a result of increased costs to manage the operation and maintenance of our LNG terminal under our long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Interest expense decreased $3.3 million in the three months ended June 30, 2013 as a result of the reduction of our indebtedness outstanding. During the fourth quarter of 2012, we repurchased $550.0 million of our outstanding 7.25% Senior Secured Notes due 2013 ("2013 Notes"). Funds used for the repurchase included proceeds received from the issuance of $420.0 million of 2020 Notes and from an equity contribution from Cheniere Partners.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Our consolidated net income decreased $7.0 million, from $127.4 million in the six months ended June 30, 2012 to $120.4 million in the six months ended June 30, 2013. The decrease in net income in the six months ended June 30, 2013 primarily resulted from increased operating and maintenance expense (including affiliate expense) that was partially offset by decreased interest expense. Operating and maintenance expense (including affiliate) increased $11.6 million in the six months ended June 30, 2013 as a result of increased costs to manage the operation and maintenance of our LNG terminal under our long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Interest expense decreased $6.5 million in the six months ended June 30, 2013 as a result of the reduction of our indebtedness outstanding. During the fourth quarter of 2012, we repurchased $550.0 million of our outstanding 2013 Notes. Funds used for the repurchase included proceeds received from the issuance of$420.0 million of 2020 Notes and from an equity contribution from Cheniere Partners.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In December 2011 and February 2013, the Financial Accounting Standards Board issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of June 30, 2013 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	912,000	$3.559 - $3.903	May 2014	$(200)	$19

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended June 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP ("Blackstone") is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has three representatives on Cheniere Partners' Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone, although specific information was not available at the time this quarterly report was filed. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours.

Blackstone has reported that Hilton Worldwide, Inc. affiliates and branded hotels have engaged in the following activities: certain employees of Hilton-branded hotels in the United Arab Emirates received routine wage payments during the reporting period into an account at Bank Melli, a bank on the Specially Designated Nationals and Blocked Persons List (the “SDN List”), for which transactions no revenues or net profits were associated; and a hotel in Malaysia provided rooms to crew members of Mahan Air, an entity on the SDN list, for which Hilton received revenue and net profit of approximately $430. Hilton has reported that the first activity has ceased and that the contract relating to the second activity has been terminated.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*	Letter Agreement, dated May 28, 2013, by and between Sabine Pass Liquefaction, LLC and Sabine Pass LNG, L.P.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
its general partner

By:	/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	August 2, 2013