Form 10-Q/A
period 2013-06-30
Sabine Pass LNG, L.P.
filed 2013-08-09
CIK 1379714

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 filed with the Securities and Exchange Commission on August 2, 2013 (the "Original Filing") is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 5. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 5.     OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if during the quarter ended June 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended June 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP HoldCo LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of 29% of the outstanding equity interests of Cheniere Energy Partners, L.P. ("Cheniere Partners") and has three representatives on Cheniere Partners' Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone has included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosures described in the following paragraphs.
Blackstone has reported that Hilton Worldwide, Inc. affiliates and branded hotels have engaged in the following activities: certain employees of Hilton-branded hotels in the United Arab Emirates received routine wage payments during the reporting period into their accounts at Bank Melli, a bank on the Specially Designated Nationals and Blocked Persons List (the "SDN List") maintained by the Office of Foreign Assets Control ("OFAC") in the U.S. Department of the Treasury, for which transactions no revenues or net profits were associated; and a hotel in Malaysia provided rooms to crew members of Mahan Air, an entity on the SDN list, for which Hilton received revenue and net profit of approximately $430 during the reporting period. Hilton has reported that the first activity has ceased and that the contract relating to the second activity has been terminated.
Blackstone has also reported that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT Solutions services to Iran Air and airline IT Solutions services to Iran Air Tours; and Travelport provided airline IT Solutions services to Syrian Arab Airlines. The gross revenues and net profits attributable to such activities during the reporting period were reported to be approximately $248,000 and $176,000, respectively. Blackstone has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC. Blackstone has also reported that the airline IT Solutions services Travelport provided to Syrian Arab Airlines were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist.
ITEM 6.     EXHIBITS
Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LNG, L.P.
	By:	Sabine Pass LNG-GP, LLC, its general partner

Date: August 9, 2013	By:	/s/ Jerry D. Smith
	Name:	Jerry D. Smith
	Title:	Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1+	Letter Agreement, dated May 28, 2013, by and between Sabine Pass Liquefaction, LLC and Sabine Pass LNG, L.P.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Filed with Original Filing

3