Form 10-Q
period 2013-09-30
Sabine Pass LNG, L.P.
filed 2013-11-08
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$10,472	$5,202
Restricted cash and cash equivalents	53,013	17,386
Accounts and interest receivable	21,211	—
Accounts receivable—affiliate	21,733	1,349
LNG inventory	14,158	2,625
Advances to affiliate	2,501	1,025
Prepaid expenses and other	6,372	5,993
Total current assets	129,460	33,580

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,444,474	1,476,174
Debt issuance costs, net	17,903	20,882
Other	17,252	14,854
Total assets	$1,685,195	$1,621,596
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$2,452	$—
Accrued liabilities	61,539	19,469
Due to affiliates	21,683	2,525
Deferred revenue	26,585	26,540
Deferred revenue—affiliate	21,782	21,737
Other	—	97
Total current liabilities	134,041	70,368

Long-term debt, net of discount	2,070,634	2,067,113
Deferred revenue	18,500	21,500
Deferred revenue—affiliate	17,173	14,720
Other non-current liabilities	279	289
Commitments and contingencies
Partners' deficit	(555,432)	(552,394)
Total liabilities and partners’ deficit	$1,685,195	$1,621,596

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Revenues	$66,582	$65,939	$198,969	$198,928
Revenues—affiliates	64,337	63,812	192,243	191,481
Total revenues	130,919	129,751	391,212	390,409

Expenses
Operating and maintenance expense	8,656	6,586	24,569	19,843
Operating and maintenance expense—affiliate	5,751	6,329	20,672	12,267
Depreciation expense	10,611	10,633	31,831	31,818
General and administrative expense	807	401	1,836	1,168
General and administrative expense—affiliate	2,891	3,109	9,315	7,798
Total expenses	28,716	27,058	88,223	72,894
Income from operations	102,203	102,693	302,989	317,515

Other income (expense)
Interest expense, net	(40,289)	(43,487)	(120,750)	(130,403)
Derivative gain (loss), net	(55)	287	(3)	(288)
Other	(47)	32	(13)	111
Total other expense	(40,391)	(43,168)	(120,766)	(130,580)
Net income	$61,812	$59,525	$182,223	$186,935

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2012	$—	$(552,394)	$(552,394)
Distributions to limited partner	—	(242,081)	(242,081)
Net income	—	182,223	182,223
Capital contributions from Cheniere Partners	—	56,820	56,820
Balance at September 30, 2013	$—	$(555,432)	$(555,432)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$182,223	$186,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,831	31,818
Investment in restricted cash and cash equivalents for certain operating activities	(35,626)	(41,197)
Amortization of debt discount	3,521	3,521
Amortization of debt issuance costs	3,146	3,301
Non-cash derivative (gain) loss, net	129	(1,475)
Other	369	3,209
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	38,325	40,938
Due to affiliates	13,493	1,519
Accounts and interest receivable	(21,204)	(24,603)
Accounts receivable—affiliate	(20,384)	(11,447)
Deferred revenue	(2,955)	(3,104)
Deferred revenue—affiliate	45	—
Advances to affiliate	(1,460)	(1,266)
Other	(652)	(515)
Net cash provided by operating activities	190,801	187,634

Cash flows from investing activities
LNG terminal construction-in-progress, net	(154)	(4,014)
Other	—	(105)
Net cash used in investing activities	(154)	(4,119)

Cash flows from financing activities
Distributions to limited partner	(242,081)	(182,889)
Capital contributions from Cheniere Partners	56,820	—
Other	(116)	—
Net cash used in financing activities	(185,377)	(182,889)

Net increase in cash and cash equivalents	5,270	626
Cash and cash equivalents—beginning of period	5,202	4,268
Cash and cash equivalents—end of period	$10,472	$4,894

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG,L.P AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms "Sabine Pass LNG," "we", "us" and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary, unless otherwise stated or indicated by context.

Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

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

As of September 30, 2013 and December 31, 2012, we classified $53.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$1,641,785	$1,641,722
LNG terminal construction-in-process	182	256
LNG site and related costs, net	150	156
Accumulated depreciation	(198,178)	(166,539)
Total LNG terminal costs, net	1,443,939	1,475,595

Fixed assets
Machinery and equipment	1,189	1,172
Computer and office equipment	424	368
Vehicles	599	550
Other	784	759
Accumulated depreciation	(2,461)	(2,270)
Total fixed assets, net	535	579
Property, plant and equipment, net	$1,444,474	$1,476,174

Depreciation expense related to our LNG terminal totaled $10.5 million and $10.6 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense related to our LNG terminal totaled $31.6 million for each of the nine months ended September 30, 2013 and 2012.

NOTE 4—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, which are classified as other current assets and other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fuel Derivatives liability	$—	$227	$—	$227	$—	$98	$—	$98

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities. Collateral of $0.9 million and $0.8 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of September 30, 2013 and December 31, 2012, respectively.

During the second quarter of 2013, we began to enter into forward contracts under our master service agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere Energy, Inc. ("Cheniere"), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal. We elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. We had not posted collateral with Cheniere Marketing for such forward contracts as of September 30, 2013.

The following table (in thousands) shows the fair value and location of our Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
Fuel Derivatives liability	Prepaid expenses and other	$227	$98

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fuel Derivatives gain (loss) (1)	$(55)	$287	$(3)	$(288)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Liabilities				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2013:
Fuel Derivatives	$227	$227	$—	$—	$—	$—
As of December 31, 2012:
Fuel Derivatives	98	98	—	—	—	—

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
Other Financial Instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Notes, net of discount	$1,650,634	$1,811,570	$1,647,113	$1,824,177
2020 Notes	420,000	425,250	420,000	437,850

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2013 and December 31, 2012, as applicable.

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2013 and December 31, 2012, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Interest and related debt fees	$53,013	$16,173
LNG terminal costs	1,650	977
Affiliate	20,409	2,525
Other	6,875	2,319
Total accrued liabilities (including affiliate)	$81,947	$21,994

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—LONG-TERM DEBT

As of September 30, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Notes	(14,866)	(18,387)
Total long-term debt, net of discount	$2,070,634	$2,067,113

Senior Notes

As of September 30, 2013 and December 31, 2012, we had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the indentures governing the Senior Notes, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the indentures governing the Senior Notes. During the three months ended September 30, 2013 and 2012, we made distributions of $93.0 million and $36.2 million, respectively, after satisfying all the applicable conditions in the indentures. During the nine months ended September 30, 2013 and 2012, we made distributions of $242.1 million and $182.9 million, respectively, after satisfying all the applicable conditions in the indentures.

NOTE 7—RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, we had $2.5 million and $1.0 million of advances to affiliates, respectively. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") obtained approximately 2.0 Bcf/d of regasification capacity under a terminal use agreement ("TUA") with us as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Investments pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

We have entered into a long-term management services agreement (the "MSA Agreement") with Cheniere LNG Terminals, LLC ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals manages the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation).

During each of the three months ended September 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $2.1 million under the foregoing service agreements. During the nine months ended September 30, 2013 and 2012, we recorded general and administrative expense—affiliate of $6.4 million and $6.3 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements ("CEAs")

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from us in 2007 through 2016. This ten-year initiative represents an aggregate $25.0 million commitment and will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we modified our TUA with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a VCRA, allowing Cheniere Marketing to utilize Cheniere Investments' capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize the capacity rights granted under the TURA during construction of the Liquefaction Project.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

These advance tax payments were recorded to other assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of September 30, 2013, we had $17.2 million of both other non-current assets and non-current deferred revenue—affiliate, and as of December 31, 2012, we had $14.7 million of both other non-current assets and non-current deferred revenue—affiliate in each case resulting from our ad valorem tax payments and the advance tax payments received from Cheniere Marketing, respectively.
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

We recorded $0.7 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in each of the three months ended September 30, 2013 and 2012. We recorded $2.5 million and $1.9 million of natural gas and LNG purchased from Cheniere Marketing under this agreement in the nine months ended September 30, 2013 and 2012, respectively. We recorded $5.7 million and $2.8 million of natural gas sold to Cheniere Marketing under this agreement in the three months ended September 30, 2013 and 2012, respectively. We recorded $8.6 million and $2.8 million of natural gas sold to Cheniere Marketing in the nine months ended September 30, 2013 and 2012, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC, our wholly owned subsidiary ("Tug Services"), entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million, pursuant to this agreement in each of the three months ended September 30, 2013 and 2012. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.1 million pursuant to this agreement in each of the nine months ended September 30, 2013 and 2012.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Operations in the three months ended September 30, 2013 and 2012. We recognized $0.4 million and $0.1 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Operations in the nine months ended September 30, 2013 and 2012, respectively.

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

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to contracts;

•	statements regarding counterparties to our terminal use agreements ("TUAs") and other contracts;

•
statements regarding our business strategy, our business and operation plans or any other plans, forecasts, projections or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Consolidated Financial Statements." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

•	Recent Accounting Standards

Overview of Business

In 2003, we were formed by Cheniere Energy, Inc. ("Cheniere") to own, develop and operate the regasification facilities at our LNG terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel (our "LNG terminal"). Our LNG terminal includes five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Unless the context requires otherwise, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2013, we had $10.5 million of cash and cash equivalents and $129.1 million of restricted cash and cash equivalents, which is restricted to pay interest on the 2016 Notes and 2020 Notes described below.

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

TUA Revenues

Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use our LNG terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

•
Total Gas & Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA of approximately $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Energy Partners, L.P. ("Cheniere Partners"). Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2013	2012
Sources of cash and cash equivalents
Operating cash flow	$190,801	$187,634
Capital contributions from Cheniere Partners	56,820	—
Total sources of cash and cash equivalents	247,621	187,634

Uses of cash and cash equivalents
Distributions to limited partner	(242,081)	(182,889)
Other	(270)	(4,119)
Total uses of cash and cash equivalents	(242,351)	(187,008)

Net increase in cash and cash equivalents	5,270	626
Cash and cash equivalents—beginning of period	5,202	4,268
Cash and cash equivalents—end of period	$10,472	$4,894

Capital Contributions from Cheniere Partners

The increase in capital contributions from Cheniere Partners in the nine months ended September 30, 2013 primarily resulted from the purchases of LNG cargoes used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications. Our TUA customers are obligated to fully reimburse us against their proportional share of these LNG cargo costs.

Distributions to Limited Partner

We made $242.1 million and $182.9 million of distributions to our limited partner in the nine months ended September 30, 2013 and 2012, respectively. The increase in distributions to our limited partner in the nine months ended September 30, 2013 primarily resulted from the capital contributions in the nine months ended September 30, 2013, as described above.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Our consolidated net income increased $2.3 million, from $59.5 million in the three months ended September 30, 2012 to $61.8 million in the three months ended September 30, 2013. The $2.3 million increase in net income in the three months ended September 30, 2013 primarily resulted from decreased interest expense that was partially offset by increased operating and maintenance expense. Interest expense decreased $3.2 million in the three months ended September 30, 2013 as a result of the reduction of our indebtedness outstanding and a lower interest rate. During the fourth quarter of 2012, we repurchased $550.0 million of our outstanding 7.25% Senior Secured Notes due 2013 ("2013 Notes"). Funds used for the repurchase included proceeds received from the issuance of $420.0 million of 2020 Notes and from an equity contribution from Cheniere Partners. Operating and maintenance expense increased $2.1 million in the three months ended September 30, 2013 primarily as a result of increased LNG terminal maintenance and repair costs and increased fuel costs.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Our consolidated net income decreased $4.7 million, from $186.9 million in the nine months ended September 30, 2012 to $182.2 million in the nine months ended September 30, 2013. The $4.7 million decrease in net income in the nine months ended September 30, 2013 primarily resulted from increased operating and maintenance expense (including affiliate expense) that was partially offset by decreased interest expense. Operating and maintenance expense (including affiliate) increased $13.1 million in the nine months ended September 30, 2013 primarily as a result of increased increased LNG terminal maintenance and repair costs and increased fuel costs and increased costs to manage the operation and maintenance of our LNG terminal under our long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere. Interest expense decreased $9.7 million in the nine months ended September 30, 2013 as a result of the reduction of our indebtedness outstanding and a lower interest rate. During the fourth quarter of 2012, we repurchased $550.0 million of our outstanding 2013 Notes. Funds used for the repurchase included proceeds received from the issuance of $420.0 million of 2020 Notes and from an equity contribution from Cheniere Partners.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In December 2011 and February 2013, the Financial Accounting Standards Board issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

There are currently no new accounting standards that have been issued that will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of September 30, 2013 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
Fuel Derivatives	Fixed price natural gas swaps	636,000	$3.56 - $3.837	May 2014	$(227)	$5

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if during the quarter ended September 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended September 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has three representatives on Cheniere Partners' Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.

Blackstone has reported that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and Airline IT Solutions services to Iran Air and Airline IT Solutions services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the reporting period were reported by Travelport to be approximately $164,000 and $122,000, respectively. Blackstone has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC.

ITEM 6.     EXHIBITS

Exhibit No.	Description
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
its general partner

By:	/s/ JERRY D. SMITH
Jerry D. Smith Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	November 8, 2013