Form 10-Q
period 2014-03-31
Sabine Pass LNG, L.P.
filed 2014-05-01
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$14,315	$14,994
Restricted cash and cash equivalents	53,013	14,959
Accounts and interest receivable	176	—
Accounts receivable—affiliate	2,220	2,615
LNG inventory	4,072	10,430
Advances to affiliate	6,807	4,025
Prepaid expenses and other	5,943	5,149
Total current assets	86,546	52,172

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,423,958	1,433,822
Debt issuance costs, net	15,828	16,871
Other	19,764	17,239
Total assets	$1,622,202	$1,596,210
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$2,457	$1,420
Accrued liabilities	55,675	21,153
Due to affiliates	4,736	18,721
Deferred revenue	26,722	26,593
Deferred revenue—affiliate	21,872	21,786
Total current liabilities	111,462	89,673

Long-term debt, net of discount	2,072,981	2,071,807
Deferred revenue	16,500	17,500
Deferred revenue—affiliate	19,626	17,173
Other non-current liabilities	273	276
Commitments and contingencies
Partners' deficit	(598,640)	(600,219)
Total liabilities and partners’ deficit	$1,622,202	$1,596,210

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Revenues	$66,410	$66,061
Revenues—affiliates	64,324	63,819
Total revenues	130,734	129,880

Expenses
Operating and maintenance expense	9,316	8,284
Operating and maintenance expense—affiliate	3,693	6,048
Depreciation expense	10,615	10,612
General and administrative expense	(11)	534
General and administrative expense—affiliate	2,826	2,826
Total expenses	26,439	28,304

Income from operations	104,295	101,576

Other income (expense)
Interest expense, net	(40,270)	(40,262)
Derivative gain, net	242	515
Other income	4	25
Total other expense	(40,024)	(39,722)
Net income	$64,271	$61,854

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2013	$—	$(600,219)	$(600,219)
Non-cash contributions from limited partner	—	745	745
Distributions to limited partner	—	(63,437)	(63,437)
Net income	—	64,271	64,271
Balance at March 31, 2014	$—	$(598,640)	$(598,640)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$64,271	$61,854
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in restricted cash and cash equivalents for certain operating activities	(38,054)	(38,053)
Depreciation	10,615	10,612
Amortization of debt issuance costs and discount	2,217	2,210
Other	10	(518)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,011	39,350
Due to affiliates	(11,016)	3,167
Deferred revenue	(871)	(2,210)
Deferred revenue—affiliate	86	(517)
Advances to affiliate	(2,782)	(3,186)
Accounts receivable—affiliate	395	574
Other	(1,116)	726
Net cash provided by operating activities	62,766	74,009

Cash flows from investing activities
Property, plant and equipment, net	(8)	(45)
Net cash used in investing activities	(8)	(45)

Cash flows from financing activities
Distributions to limited partner	(63,437)	(76,702)
Net cash used in financing activities	(63,437)	(76,702)

Net decrease in cash and cash equivalents	(679)	(2,738)
Cash and cash equivalents—beginning of period	14,994	5,202
Cash and cash equivalents—end of period	$14,315	$2,464

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG,L.P AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms "Sabine Pass LNG," "we", "us" and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Income, is able to be included in the federal income tax return of Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal, are controlled by a collateral trustee and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash and cash equivalents include the following:

We have consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes") See Note 6—"Long-Term Debt". Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Senior Notes." Under the indentures governing the Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including the condition that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of March 31, 2014 and December 31, 2013, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of both March 31, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$1,642,731	$1,642,007
LNG terminal construction-in-process	7	9
LNG site and related costs, net	147	149
Accumulated depreciation	(219,280)	(208,729)
Total LNG terminal costs, net	1,423,605	1,433,436

Fixed assets
Machinery and equipment	1,189	1,189
Computer and office equipment	424	424
Vehicles	629	599
Other	698	697
Accumulated depreciation	(2,587)	(2,523)
Total fixed assets, net	353	386
Property, plant and equipment, net	$1,423,958	$1,433,822

Depreciation expense related to our LNG terminal totaled $10.6 million and $10.5 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, which are classified as prepaid expenses and other in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fuel Derivatives asset	$—	$19	$—	$19	$—	$27	$—	$27

The estimated fair values of our Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption.  For our Fuel Derivatives in which we have not elected the normal purchase normal sale exemption, changes in fair value are reported in

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

earnings. For transactions in which we have elected the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Income until the period of delivery.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities. Collateral of $0.5 million and $0.7 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, we began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere Energy, Inc. ("Cheniere"), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal. We elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. We had not posted collateral with Cheniere Marketing for such forward contracts as of March 31, 2014.

The following table (in thousands) shows the fair value and location of our Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Fuel Derivatives asset	Prepaid expenses and other	$19	$27

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain, net on our Consolidated Statements of Income during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Fuel Derivatives gain (1)	$242	$515

(1)Excludes settlements of hedges of the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal for which we have elected the normal purchase normal sale exemption from derivative accounting.

Balance Sheet Presentation

Our Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our Fuel Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2014:
Fuel Derivatives	$19	$—	$19	$—	$—	$19
As of December 31, 2013:
Fuel Derivatives	27	—	27	—	—	27

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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
The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Notes, net of discount	$1,652,981	$1,824,478	$1,651,807	$1,868,607
2020 Notes	420,000	441,000	420,000	432,600

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2014 and December 31, 2013, as applicable.

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Interest and related debt fees	$53,013	$14,959
LNG terminal costs	1,612	1,612
Other	1,050	4,582
Total accrued liabilities	55,675	21,153

Accrued liabilities—affiliate	3,723	17,756

Total accrued liabilities (including affiliate)	$59,398	$38,909

NOTE 6—LONG-TERM DEBT

As of March 31, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Notes	(12,519)	(13,693)
Total long-term debt, net of discount	$2,072,981	$2,071,807

Senior Notes

As of March 31, 2014 and December 31, 2013, we had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem all or part of our 2016 Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Notes; or

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

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. During the three months ended March 31, 2014 and 2013, we made distributions of $63.4 million and $76.7 million, respectively, after satisfying all the applicable conditions in our indentures.

NOTE 7—RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, we had $6.8 million and $4.0 million, respectively, of advances to affiliates. In addition, we have entered into the following related party transactions:

Terminal Use Agreement

Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a terminal use agreement ("TUA") with us as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Investments pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Investments' right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by Sabine Pass Liquefaction will increase by the amount that Cheniere Investments' percentage decreases. Cheniere Partners has guaranteed Sabine Pass Liquefaction's obligations under the TUA and the obligations of Cheniere Investments under the TURA.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Service Agreements

We have entered into a long-term operation and maintenance agreement (the "O&M Agreement") with Cheniere Investments pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

We have entered into a long-term management services agreement (the "MSA") with Cheniere LNG Terminals, LLC ("Cheniere Terminals"), a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals manages the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation) under the MSA.

During the three months ended March 31, 2014 and 2013, we recorded general and administrative expense—affiliate of $2.8 million, and we recorded operations and maintenance expense—affiliate of $3.8 million and $6.1 million, respectively, under the foregoing service agreements.

Agreement to Fund Our Cooperative Endeavor Agreements ("CEAs")

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments in 2007 through 2016. This ten-year initiative represents an aggregate commitment of up to $25.0 million, and we will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a variable capacity rights agreement ("VCRA"), allowing Cheniere Marketing to utilize Cheniere Investments' capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize during construction of the Liquefaction Project the capacity rights granted under the TURA. Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive the benefit of any future credits.

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of March 31, 2014 and December 31, 2013, we had $19.6 million and $17.2 million, respectively, of other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase and delivery of the natural gas or LNG to our LNG terminal. As a result, we record the purchases of natural gas and LNG from Cheniere Marketing to be utilized as fuel to operate our LNG terminal as operating and maintenance expense. We recorded $0.5 million and $0.9 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense in the three months ended March 31, 2014 and 2013, respectively. We recorded revenues—affiliate of zero and $0.9 million for natural gas sold to Cheniere Marketing under these agreements in the three months ended March 31, 2014 and 2013, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC ("Tug Services"), our wholly owned subsidiary, entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended March 31, 2014 and 2013.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income in each of the three months ended March 31, 2014 and 2013.

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, references to "Sabine Pass LNG", "we", "us", and "our" refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

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

Overview of Business

We own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel (our "LNG terminal"). Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2014, we had $14.3 million of cash and cash equivalents and $129.1 million of current and non-current restricted cash and cash equivalents, which is restricted to pay interest on the 2016 Notes and 2020 Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months.

TUA Revenues

Our LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million annually for 20 years that commenced in 2009. Total S.A. has guaranteed Total's obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron's obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded partnership which indirectly owns us. Sabine Pass Liquefaction is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's liquefaction facilities under construction at our LNG terminal. We entered into a terminal use rights assignment and agreement ("TURA") with Sabine Pass Liquefaction and Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal by our TUA customers.

Capital Resources

As of March 31, 2014 and December 31, 2013, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the "2020 Notes" and collectively with the 2016 notes, the "Senior Notes"). Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and 2020 Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem all or part of our 2016 Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
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
We may redeem all or part of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem, at our option, all or part of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Pursuant to the indentures governing the Senior Notes (the "Senior Notes Indentures"), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2014	2013
Sources of cash and cash equivalents
Operating cash flow	$62,766	$74,009
Total sources of cash and cash equivalents	62,766	74,009

Uses of cash and cash equivalents
Distributions to limited partner	(63,437)	(76,702)
Property, plant and equipment, net	(8)	(45)
Total uses of cash and cash equivalents	(63,445)	(76,747)

Net decrease in cash and cash equivalents	(679)	(2,738)
Cash and cash equivalents—beginning of period	14,994	5,202
Cash and cash equivalents—end of period	$14,315	$2,464

Operating Cash Flow

Cash flow from operations was $62.8 million and $74.0 million in the three months ended March 31, 2014 and 2013, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The decrease in cash flow from operations in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily resulted from the timing of payments due to affiliates.

Distributions to Limited Partner

We made $63.4 million and $76.7 million of distributions to our limited partner in the three months ended March 31, 2014 and 2013, respectively. The decrease in distributions to our limited partner in the three months ended March 31, 2014 primarily resulted from the decreased operating cash flow as discussed above.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Our consolidated net income increased $2.4 million, from $61.9 million in the three months ended March 31, 2013 to $64.3 million in the three months ended March 31, 2014. This primarily resulted from decreased operating and maintenance expense (including affiliate). The decrease in operating and maintenance expense (including affiliate) primarily resulted from decreased costs to manage the operation of our LNG terminal under our long-term operation and maintenance agreement with a wholly owned subsidiary of Cheniere Partners.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

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

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our Fuel Derivatives that are sensitive to changes in natural gas prices as of March 31, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
Fuel Derivatives	Fixed price natural gas swaps	93,000	$4.171	May 2014	$19	$3

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner's management, including our general partner's Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended March 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2014 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control ("OFAC").
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
its general partner

By:	/s/ Leonard Travis
Leonard Travis Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)
Date:	May 1, 2014