Form 10-Q
period 2014-06-30
Sabine Pass LNG, L.P.
filed 2014-07-31
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$5,339	$14,994
Restricted cash and cash equivalents	14,959	14,959
Accounts receivable—affiliate	1,532	2,615
LNG inventory	3,149	10,430
Advances to affiliate	—	4,025
Prepaid expenses and other	7,716	5,149
Total current assets	32,695	52,172

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,413,404	1,433,822
Debt issuance costs, net	14,774	16,871
Other	19,828	17,239
Total assets	$1,556,807	$1,596,210
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$268	$1,420
Accrued liabilities	16,446	21,153
Due to affiliates	6,403	18,721
Deferred revenue	26,639	26,593
Deferred revenue—affiliate	21,830	21,786
Total current liabilities	71,586	89,673

Long-term debt, net of discount	2,074,155	2,071,807
Deferred revenue	15,500	17,500
Deferred revenue—affiliate	19,626	17,173
Other non-current liabilities	269	276

Commitments and contingencies

Partners’ deficit	(624,329)	(600,219)
Total liabilities and partners’ deficit	$1,556,807	$1,596,210

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Revenues	$66,841	$66,326	$133,251	$132,387
Revenues—affiliates	64,199	64,087	128,523	127,906
Total revenues	131,040	130,413	261,774	260,293

Operating costs and expenses
Operating and maintenance expense	6,598	7,629	15,914	15,913
Operating and maintenance expense—affiliate	4,110	8,873	7,803	14,921
Depreciation expense	10,606	10,608	21,221	21,220
General and administrative expense, net	686	495	675	1,029
General and administrative expense—affiliate	3,150	3,598	5,976	6,424
Total operating costs and expenses	25,150	31,203	51,589	59,507

Income from operations	105,890	99,210	210,185	200,786

Other income (expense)
Interest expense	(40,280)	(40,199)	(80,550)	(80,461)
Derivative gain (loss), net	77	(464)	319	52
Other income	3	9	7	34
Total other expense	(40,200)	(40,654)	(80,224)	(80,375)

Net income	$65,690	$58,556	$129,961	$120,411

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2013	$—	$(600,219)	$(600,219)
Non-cash contributions from limited partner	—	745	745
Distributions to limited partner	—	(173,016)	(173,016)
Net income	—	129,961	129,961
Capital contributions from Cheniere Partners	—	18,200	18,200
Balance at June 30, 2014	$—	$(624,329)	$(624,329)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$129,961	$120,411
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in restricted cash and cash equivalents for certain operating activities	—	2,427
Depreciation	21,221	21,220
Amortization of debt issuance costs and discount	4,444	4,430
Other	29	(98)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,706)	(1,989)
Due to affiliates	(8,830)	9,631
Deferred revenue	(1,955)	(1,955)
Deferred revenue—affiliate	45	45
Advances to affiliate	4,025	—
Accounts receivable—affiliate	1,083	(17,979)
Other	(3,092)	(23,152)
Net cash provided by operating activities	145,225	112,991

Cash flows from investing activities
Property, plant and equipment, net	(64)	(123)
Net cash used in investing activities	(64)	(123)

Cash flows from financing activities
Distributions to limited partner	(173,016)	(149,073)
Capital contributions from Cheniere Partners	18,200	45,820
Other	—	(34)
Net cash used in financing activities	(154,816)	(103,287)

Net increase (decrease) in cash and cash equivalents	(9,655)	9,581
Cash and cash equivalents—beginning of period	14,994	5,202
Cash and cash equivalents—end of period	$5,339	$14,783

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG,L.P AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Sabine Pass LNG, L.P. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms “Sabine Pass LNG,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary, unless otherwise stated or indicated by context.

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Income, is able to be included in the federal income tax return of Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded partnership which indirectly owns us. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements.

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

We have consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $420.0 million of 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes”) See Note 6—“Long-Term Debt.” Collectively, the 2016 Senior Notes and the 2020 Senior Notes are referred to as the “Senior Notes.” Under the indentures governing the Senior Notes (the “Sabine Pass LNG Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of both June 30, 2014 and December 31, 2013, we classified $15.0 million as current restricted cash and cash equivalents for the payment of current interest due. As of both June 30, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$1,641,969	$1,642,007
LNG terminal construction-in-process	4	9
LNG site and related costs, net	145	149
Accumulated depreciation	(229,044)	(208,729)
Total LNG terminal costs, net	1,413,074	1,433,436

Fixed assets
Machinery and equipment	1,169	1,189
Computer and office equipment	424	424
Vehicles	653	599
Other	698	697
Accumulated depreciation	(2,614)	(2,523)
Total fixed assets, net	330	386
Property, plant and equipment, net	$1,413,404	$1,433,822

NOTE 4—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”) and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”).

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, which are classified as prepaid expenses and other in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fuel Derivatives asset	$—	$—	$—	$—	$—	$27	$—	$27
LNG Inventory Derivatives asset	—	1	—	1	—	—	—	—

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Commodity Derivatives

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption.  For transactions in which we have elected the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Income until the period of delivery. For those instruments accounted for as derivatives, including our LNG Inventory Derivatives and certain of our Fuel Derivatives, changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the fuel hedges with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities. Collateral of $0.5 million and $0.7 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of June 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, we began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal. We elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. We had not posted collateral with Cheniere Marketing for such forward contracts as of June 30, 2014.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
Fuel Derivatives asset	Prepaid expenses and other	$—	$27
LNG Inventory Derivatives asset	Prepaid expenses and other	1	—

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Income during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fuel Derivatives gain (loss) (1)	$76	$(464)	$318	$52
LNG Inventory Derivatives gain	1	—	1	—

(1)
Excludes settlements of hedges of the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal for which we have elected the normal purchase normal sale exemption from derivative accounting and have recorded as operating and maintenance expense.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

  Balance Sheet Presentation

Our LNG Inventory Derivatives and Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our LNG Inventory Derivatives and Fuel Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of June 30, 2014:
LNG Inventory Derivatives	$1	$—	$1	$—	$—	$1
As of December 31, 2013:
Fuel Derivatives	27	—	27	—	—	27

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
The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Senior Notes, net of discount	$1,654,155	$1,819,570	$1,651,807	$1,868,607
2020 Senior Notes	420,000	452,550	420,000	432,600

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2014 and December 31, 2013, as applicable.

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Interest and related debt fees	$14,959	$14,959
LNG terminal costs	1,065	1,612
Other	422	4,582
Total accrued liabilities	16,446	21,153

Accrued liabilities—affiliate	6,290	17,756
Total accrued liabilities (including affiliate)	$22,736	$38,909

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—LONG-TERM DEBT

As of June 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Long-term debt
2016 Senior Notes	$1,665,500	$1,665,500
2020 Senior Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Senior Notes	(11,345)	(13,693)
Total long-term debt, net of discount	$2,074,155	$2,071,807

Senior Notes

As of both June 30, 2014 and December 31, 2013, we had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes outstanding. Borrowings under the 2016 Senior Notes and 2020 Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and the 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem all or part of our 2016 Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Senior Notes plus (ii) all required interest payments due on the 2016 Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the 2016 Senior Notes, if greater.

We may redeem all or part of our 2020 Senior Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also, at our option, redeem all or part of the 2020 Senior Notes at any time prior to November 1, 2016, at a “make-whole” price set forth in the indenture governing the 2020 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Senior Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied as described in Note 2—“Restricted Cash and Cash Equivalents.” During the six months ended June 30, 2014 and 2013, we made distributions of $173.0 million and $149.1 million, respectively, after satisfying all the applicable conditions in the indentures.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

Terminal Use Agreement

Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”), a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a terminal use agreement (“TUA”) with us as a result of an assignment in July 2012 by Cheniere Energy Investments, LLC (“Cheniere Investments”), a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction’s facilities under construction. We entered into a terminal use rights assignment and agreement (“TURA”) with Sabine Pass Liquefaction and Cheniere Investments pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by Sabine Pass Liquefaction will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed Sabine Pass Liquefaction’s obligations under the TUA and the obligations of Cheniere Investments under the TURA.

Services Agreements

We have entered into a long-term operation and maintenance agreement (the “O&M Agreement”) with Cheniere Investments pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. Cheniere Investments provides the services required under the O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the consolidated action (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues is expected to be completed on August 1, 2014.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the O&M Agreement. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

any, related to this matter. Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits.

We have entered into a long-term management services agreement (the “MSA”) with Cheniere LNG Terminals, LLC (“Cheniere Terminals”), a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals manages the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We are required to pay Cheniere Terminals a monthly fixed fee of $520,000 (indexed for inflation) under the MSA.

As of June 30, 2014 and December 31, 2013, we had zero and $4.0 million, respectively, of advances to affiliates under the foregoing services agreements. During the three months ended June 30, 2014 and 2013, we recorded general and administrative expense—affiliate of $3.1 million and $3.6 million, respectively, and we recorded operating and maintenance expense—affiliate of $4.2 million and $9.0 million, respectively, under the foregoing services agreements. During the six months ended June 30, 2014 and 2013, we recorded general and administrative expense—affiliate of $6.0 million and $6.4 million, respectively, and we recorded operating and maintenance expense—affiliate of $8.0 million and $15.1 million, respectively, under the foregoing services agreements.

Agreement to Fund Our Cooperative Endeavor Agreements (“CEAs”)

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments in 2007 through 2016. This ten-year initiative represents an aggregate commitment of up to $25.0 million, and we will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a variable capacity rights agreement (“VCRA”), allowing Cheniere Marketing to utilize Cheniere Investments’ capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize during construction of the Liquefaction Project the capacity rights granted under the TURA. Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive the benefit of any future credits.

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of June 30, 2014 and December 31, 2013, we had $19.6 million and $17.2 million, respectively, of other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase and delivery of the natural gas or LNG to our LNG terminal. As a result, we record the purchases of natural gas and LNG from Cheniere Marketing to be utilized as fuel to operate our LNG terminal as operating and maintenance expense. We recorded $0.7 million and $0.9 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense in the three months ended June 30, 2014 and 2013, respectively. We recorded $1.2 million and $1.8 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense in the six months ended June 30, 2014 and 2013, respectively. We recorded revenues of $0.1 million and $1.9 million for natural gas sold to Cheniere Marketing under these agreements in the three months ended June 30, 2014 and 2013, respectively. We recorded revenues of $0.1 million and $2.8 million for natural gas sold to Cheniere Marketing under these agreements in the six months ended June 30, 2014 and 2013, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC (“Tug Services”), our wholly owned subsidiary, entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended June 30, 2014 and 2013. Tug Services recorded revenues—affiliate from Cheniere Marketing of $1.4 million pursuant to this agreement in each of the six months ended June 30, 2014 and 2013.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the three months ended June 30, 2014 and 2013 and $0.2 million for each of the six months ended June 30, 2014 and 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements”. All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of liquefied natural gas (“LNG”) imports into or exports from North America and other countries worldwide, regardless of the source of such information, or the transportation or demand for and prices related to natural gas, LNG or other hydrocarbon products;

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

•	statements regarding counterparties to our terminal use agreements (“TUAs”) and other contracts;

•
statements regarding our business strategy, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the reports and other information that we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, references to “Sabine Pass LNG,” “we,” “us,” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel (our “LNG terminal”). Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2014, we had $5.3 million of cash and cash equivalents and $91.1 million of current and non-current restricted cash and cash equivalents, which is restricted to pay interest on the 2016 Senior Notes and 2020 Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months.

TUA Revenues

Our LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million annually for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”), a wholly owned subsidiary of Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded partnership which indirectly owns us. Sabine Pass Liquefaction is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction’s liquefaction facilities under construction at our LNG terminal. We entered into a terminal use rights assignment and agreement (“TURA”) with Sabine Pass Liquefaction and Cheniere Energy Investments, LLC (“Cheniere Investments”), a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal by our TUA customers.

Capital Resources

As of both June 30, 2014 and December 31, 2013, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem all or part of our 2016 Senior Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the 2016 Senior Notes; or
•the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Senior Notes plus (ii)
all required interest payments due on the 2016 Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over
b) the principal amount of the 2016 Senior Notes, if greater.
We may redeem all or part of the 2020 Senior Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem, at our option, all or part of the 2020 Senior Notes at any time prior to November 1, 2016 at a “make-whole” price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Senior Notes originally issued remains outstanding after the redemption.

Pursuant to the indentures governing the Senior Notes (the “Sabine Pass LNG Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2014	2013
Sources of cash and cash equivalents
Operating cash flow	$145,225	$112,991
Capital contributions from Cheniere Partners	18,200	45,820
Total sources of cash and cash equivalents	163,425	158,811

Uses of cash and cash equivalents
Distributions to limited partner	(173,016)	(149,073)
Property, plant and equipment, net	(64)	(123)
Other	—	(34)
Total uses of cash and cash equivalents	(173,080)	(149,230)

Net increase (decrease) in cash and cash equivalents	(9,655)	9,581
Cash and cash equivalents—beginning of period	14,994	5,202
Cash and cash equivalents—end of period	$5,339	$14,783

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $145.2 million and $113.0 million in the six months ended June 30, 2014 and 2013, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The decreased operating cash flow and the increased capital contributions from Cheniere Partners primarily resulted from the purchase of an LNG cargo used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications in the six months ended June 30, 2013. Our TUA customers are obligated to reimburse us, and we were fully reimbursed, against their proportional share of this LNG cargo cost in the third quarter of 2013.

Distributions to Limited Partner

We made $173.0 million and $149.1 million of distributions to our limited partner in the six months ended June 30, 2014 and 2013, respectively. The increase in distributions to our limited partner in the six months ended June 30, 2014 primarily resulted from the increased operating cash flow as discussed above.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Our consolidated net income increased $7.1 million, from $58.6 million in the three months ended June 30, 2013 to $65.7 million in the three months ended June 30, 2014. Operating and maintenance expense (including affiliate) decreased $5.8 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to our decreased costs to manage the operation of our LNG terminal.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Our consolidated net income increased $9.6 million, from $120.4 million in the six months ended June 30, 2013 to $130.0 million in the six months ended June 30, 2014. Operating and maintenance expense (including affiliate) decreased $7.1 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to our decreased costs to manage the operation of our LNG terminal.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives that are sensitive to changes in natural gas prices as of June 30, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
LNG Inventory Derivatives	Fixed price natural gas swaps	131,000	$4.409 - $4.569	August 2014	$1	$1

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.    RISK FACTORS

Other than with respect to the addition of the risk factor included below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cheniere is subject to litigation which may impact the amount of operating expenses that Cheniere charged to us under certain agreements, and as a result, may impact our financial statements.

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the O&M Agreement discussed in Note 7─“Related Party Transactions” to our unaudited historical financial statements included elsewhere in this Quarterly Report on Form 10-Q. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits. As the litigation progresses, additional information could become known and we may be required to recognize additional operating expense, and that amount could be material to our financial position, results of operations or cash flows, and could cause our investors to lose confidence in our reported financial information.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended June 30, 2014 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.
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

SABINE PASS LNG, L.P.

	By:	Sabine Pass LNG-GP, LLC,
its general partner

Date: July 31, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: July 31, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)