Form 10-Q
period 2014-09-30
Sabine Pass LNG, L.P.
filed 2014-10-30
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$5,624	$14,994
Restricted cash and cash equivalents	53,013	14,959
Accounts receivable	19,604	37
Accounts receivable—affiliate	15,528	2,615
LNG inventory	12,626	10,430
Advances to affiliate	4,385	4,025
Prepaid expenses and other	5,704	5,112
Total current assets	116,484	52,172

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,402,992	1,433,822
Debt issuance costs, net	13,709	16,871
Other	19,812	17,239
Total assets	$1,629,103	$1,596,210
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$1,992	$1,420
Accrued liabilities	60,566	21,153
Due to affiliates	8,461	18,721
Deferred revenue	26,639	26,593
Deferred revenue—affiliate	21,831	21,786
Total current liabilities	119,489	89,673

Long-term debt, net of discount	2,075,328	2,071,807
Deferred revenue	14,500	17,500
Deferred revenue—affiliate	19,626	17,173
Other non-current liabilities	267	276

Commitments and contingencies

Partners’ deficit	(600,107)	(600,219)
Total liabilities and partners’ deficit	$1,629,103	$1,596,210

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Revenues	$66,890	$66,582	$200,141	$198,969
Revenues—affiliates	64,111	64,337	192,634	192,243
Total revenues	131,001	130,919	392,775	391,212

Operating costs and expenses
Operating and maintenance expense	8,686	8,656	24,600	24,569
Operating and maintenance expense—affiliate	3,789	5,751	11,592	20,672
Depreciation expense	10,623	10,611	31,844	31,831
General and administrative expense, net	637	807	1,312	1,836
General and administrative expense—affiliate	2,971	2,891	8,947	9,315
Total operating costs and expenses	26,706	28,716	78,295	88,223

Income from operations	104,295	102,203	314,480	302,989

Other income (expense)
Interest expense	(40,293)	(40,289)	(120,843)	(120,750)
Derivative gain (loss), net	65	(55)	384	(3)
Other income (expense)	3	(47)	10	(13)
Total other expense	(40,225)	(40,391)	(120,449)	(120,766)

Net income	$64,070	$61,812	$194,031	$182,223

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2013	$—	$(600,219)	$(600,219)
Non-cash contributions from limited partner	—	745	745
Distributions to limited partner	—	(237,679)	(237,679)
Net income	—	194,031	194,031
Capital contributions from Cheniere Partners	—	43,015	43,015
Balance at September 30, 2014	$—	$(600,107)	$(600,107)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$194,031	$182,223
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in restricted cash and cash equivalents for certain operating activities	(38,053)	(35,626)
Depreciation	31,844	31,831
Amortization of debt issuance costs and discount	6,683	6,667
Other	33	498
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,979	38,325
Due to affiliates	(10,263)	13,493
Deferred revenue	(2,955)	(2,955)
Deferred revenue—affiliate	45	45
Advances to affiliate	(360)	(1,460)
Accounts and interest receivable	(19,567)	(21,204)
Accounts receivable—affiliate	(12,913)	(20,384)
LNG inventory	(2,197)	(99)
Other	(738)	(553)
Net cash provided by operating activities	185,569	190,801

Cash flows from investing activities
Property, plant and equipment, net	(275)	(154)
Net cash used in investing activities	(275)	(154)

Cash flows from financing activities
Distributions to limited partner	(237,679)	(242,081)
Capital contributions from Cheniere Partners	43,015	56,820
Other	—	(116)
Net cash used in financing activities	(194,664)	(185,377)

Net increase (decrease) in cash and cash equivalents	(9,370)	5,270
Cash and cash equivalents—beginning of period	14,994	5,202
Cash and cash equivalents—end of period	$5,624	$10,472

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P AND SUBSIDIARIES
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

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

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

As of September 30, 2014 and December 31, 2013, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of current interest due. As of both September 30, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$1,642,754	$1,642,007
LNG terminal construction-in-process	217	9
LNG site and related costs, net	143	149
Accumulated depreciation	(240,393)	(208,729)
Total LNG terminal costs, net	1,402,721	1,433,436
Fixed assets
Machinery and equipment	1,169	1,189
Computer and office equipment	424	424
Vehicles	653	599
Other	698	697
Accumulated depreciation	(2,673)	(2,523)
Total fixed assets, net	271	386
Property, plant and equipment, net	$1,402,992	$1,433,822

NOTE 4—FINANCIAL INSTRUMENTS

Commodity Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”) and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”).

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, which are classified as prepaid expenses and other in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives liability	$—	$(8)	$—	$(8)	$—	$—	$—	$—
Fuel Derivatives asset	—	—	—	—	—	27	—	27

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We recognize all derivative instruments that qualify for derivative accounting treatment, including our LNG Inventory Derivatives and Fuel Derivatives, as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exception. For those instruments accounted for as derivatives, including all of our LNG Inventory Derivatives as of September 30, 2014, changes in fair value are reported in earnings.  For transactions in which we have elected the normal purchase normal sale exception, including all of our Fuel Derivatives as of September 30, 2014, gains and losses are not reflected on our Consolidated Statements of Income until the period of delivery.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the Fuel Derivatives with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these commodity derivative activities. Collateral of zero and $0.7 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of September 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2013, we began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere Energy, Inc. (“Cheniere”), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal. We elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. We had not posted collateral with Cheniere Marketing for such forward contracts as of September 30, 2014.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
LNG Inventory Derivatives liability	Prepaid expenses and other	$(8)	$—
Fuel Derivatives asset	Prepaid expenses and other	—	27

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Income during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain	$65	$—	$103	$—
Fuel Derivatives gain (loss) (1)	—	(55)	281	(3)

(1)
Excludes settlements of our Fuel Derivatives with Cheniere Marketing for which we have elected the normal purchase normal sale exception from derivative accounting and have recorded as operating and maintenance expense.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our LNG Inventory Derivatives and Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our LNG Inventory Derivatives and Fuel Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2014:
LNG Inventory Derivatives	$(8)	$(8)	$—	$—	$—	$—
As of December 31, 2013:
Fuel Derivatives	27	—	27	—	—	27

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
The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Senior Notes, net of discount	$1,655,328	$1,750,510	$1,651,807	$1,868,607
2020 Senior Notes	420,000	432,600	420,000	432,600

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2014 and December 31, 2013, as applicable.

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2014 and December 31, 2013, accrued liabilities (including amounts due to affiliates) consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Interest expense and related debt fees	$53,013	$14,959
LNG terminal costs	1,448	1,612
Other	6,105	4,582
Total accrued liabilities	60,566	21,153

Accrued liabilities—affiliate	8,370	17,756
Total accrued liabilities (including affiliate)	$68,936	$38,909

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—LONG-TERM DEBT

As of September 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Long-term debt
2016 Senior Notes	$1,665,500	$1,665,500
2020 Senior Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Senior Notes	(10,172)	(13,693)
Total long-term debt, net	$2,075,328	$2,071,807

Senior Notes

As of both September 30, 2014 and December 31, 2013, we had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes outstanding. Borrowings under the 2016 Senior Notes and 2020 Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and the 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied as described in Note 2—“Restricted Cash and Cash Equivalents.” During the nine months ended September 30, 2014 and 2013, we made distributions of $237.7 million and $242.1 million, respectively, after satisfying all the applicable conditions in the indentures.

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

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014, and the Court held a hearing on the motion on August 26, 2014.
The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The MOU contemplates the dismissal with prejudice of the stockholder actions and the Section 205 Action and a release being

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the contemplated settlement: (i) the parties will request that the Court validate, pursuant to 8 Del. C. § 205, all awards made pursuant to Amendment No. 1 (whether vested or unvested) and declare that recipients of such awards are entitled to keep their awarded shares; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any stock-based compensation prior to January 1, 2017, such that no stock based compensation will be awarded to company executives, directors or consultants other than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute stock-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future). With respect to the shares authorized pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90-days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki.
Consummation of the settlement is subject to several conditions including (i) completion of confirmatory discovery; (ii) agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement; and (iii) approval of all aspects of the settlement. The MOU requires the settlement to be submitted for Court approval within 60 days from the date of the MOU. Cheniere has also agreed that plaintiffs’ counsel is entitled to a fee in connection with the resolution of the Stockholder Actions, which fee will be paid by defendants, their insurance carrier, Cheniere or any combination thereof. The amount of the fee has not yet been determined.
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

As of September 30, 2014 and December 31, 2013, we had $4.4 million and $4.0 million, respectively, of advances to affiliates under the foregoing services agreements. During the three months ended September 30, 2014 and 2013, we recorded general and administrative expense—affiliate of $3.0 million and $2.9 million, respectively, and we recorded operating and maintenance expense—affiliate of $3.9 million and $5.9 million, respectively, under the foregoing services agreements. During the nine months ended September 30, 2014 and 2013, we recorded general and administrative expense—affiliate of $8.9 million and $9.3 million, respectively, and we recorded operating and maintenance expense—affiliate of $12.0 million and $21.0 million, respectively, under the foregoing services agreements.

Agreement to Fund Our Cooperative Endeavor Agreements (“CEAs”)

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments in 2007 through 2016. This 10-year initiative represents an aggregate commitment of up to $25.0 million, and we will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of annual ad valorem taxes, Cameron Parish will grant us a dollar for dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a variable capacity rights agreement (“VCRA”), allowing Cheniere Marketing to utilize Cheniere Investments’ capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize during construction of Sabine Pass Liquefaction’s liquefaction project the capacity rights granted under the TURA. Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive the benefit of any future credits.

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of September 30, 2014 and December 31, 2013, we had $19.6 million and $17.2 million, respectively, of other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase and delivery of the natural gas or LNG to our LNG terminal. As a result, we record the purchases of natural gas and LNG from Cheniere Marketing to be utilized as fuel to operate our LNG terminal as operating and maintenance expense. We recorded $0.9 million and $0.7 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense in the three months ended September 30, 2014 and 2013, respectively. We recorded $2.1 million and $2.5 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense in the nine months ended September 30, 2014 and 2013, respectively. We recorded revenues of $0.3 million and $5.7 million for natural gas sold to Cheniere Marketing under these agreements in the three months ended September 30, 2014 and 2013, respectively. We recorded revenues of $0.5 million and $8.6 million for natural gas sold to Cheniere Marketing under these agreements in the nine months ended September 30, 2014 and 2013, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC (“Tug Services”), our wholly owned subsidiary, entered into a tug sharing agreement with Cheniere Marketing to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate from Cheniere Marketing of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2014 and 2013. Tug Services recorded revenues—affiliate from Cheniere Marketing of $2.1 million pursuant to this agreement in each of the nine months ended September 30, 2014 and 2013.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the three months ended September 30, 2014 and 2013 and $0.4 million for each of the nine months ended September 30, 2014 and 2013.

Cooperation Agreement
We have entered into an agreement with Sabine Pass Liquefaction to allow Sabine Pass Liquefaction certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating Sabine Pass Liquefaction’s facilities under construction. In consideration for the access we have given, Sabine Pass Liquefaction has agreed to transfer title to us of certain facilities, equipment and modifications. The term of this agreement is consistent with our TUA described above. As of September 30, 2014, Sabine Pass Liquefaction has conveyed $0.7 million of assets to us under this agreement.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2014, we had $5.6 million of cash and cash equivalents and $129.1 million of current and non-current restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

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

Capital Resources

As of September 30, 2014, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2014	2013
Sources of cash and cash equivalents
Operating cash flow	$185,569	$190,801
Capital contributions from Cheniere Partners	43,015	56,820
Total sources of cash and cash equivalents	228,584	247,621

Uses of cash and cash equivalents
Distributions to limited partner	(237,679)	(242,081)
Property, plant and equipment, net	(275)	(154)
Other	—	(116)
Total uses of cash and cash equivalents	(237,954)	(242,351)

Net increase (decrease) in cash and cash equivalents	(9,370)	5,270
Cash and cash equivalents—beginning of period	14,994	5,202
Cash and cash equivalents—end of period	$5,624	$10,472

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $185.6 million and $190.8 million in the nine months ended September 30, 2014 and 2013, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The decreased operating cash flow and the decreased capital contributions from Cheniere Partners primarily resulted from the purchase of an LNG cargo used to maintain cryogenic readiness of our LNG terminal in September 2014. Our TUA customers are obligated to fully reimburse us for their proportional share of this LNG cargo cost.

Distributions to Limited Partner

We made $237.7 million and $242.1 million of distributions to our limited partner in the nine months ended September 30, 2014 and 2013, respectively. The decrease in distributions to our limited partner in the nine months ended September 30, 2014, primarily resulted from the decreased operating cash flow as discussed above.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the three and nine months ended September 30, 2014, as compared to the respective periods in 2013. We do not expect significant changes in our revenues or operating costs and expenses until Sabine Pass Liquefaction begins commercial operations of its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of LNG loading and tug fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or related disclosures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our LNG Inventory Derivatives was $1 thousand as of September 30, 2014.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

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

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The settlement is contingent on, among other things, the completion of confirmatory discovery, agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement and approval of all aspects of the settlement. The MOU requires submission of a stipulation to the Court within 60 days of execution of the MOU. The parties are presently engaged in the confirmatory discovery process.

The outcome of this litigation may impact the amount of operating expenses that Cheniere charged to us under the O&M Agreement discussed in Note 7—“Related Party Transactions” to our unaudited historical financial statements included elsewhere in this Quarterly Report on Form 10-Q. Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

As the litigation progresses, additional information could become known and we may be required to recognize additional operating expense, and that amount could be material to our financial position, results of operations or cash flows, and could cause our investors to lose confidence in our reported financial information.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

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

SABINE PASS LNG, L.P.

	By:	Sabine Pass LNG-GP, LLC,
its general partner

Date: October 30, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: October 30, 2014	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)