Form 10-K
period 2014-12-31
Sabine Pass LNG, L.P.
filed 2015-02-20
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission File No. 333-138916
Sabine Pass LNG, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-0466069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 375-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

SABINE PASS LNG, L.P.
TABLE OF CONTENTS

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

•
Henry Hub means the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin;

•	LNG means liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure;

•	MMBtu means million British thermal units, an energy unit; and

•	TUA means terminal use agreement.
PART I
ITEMS 1. and 2.        BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel (our “LNG terminal”). We are a Houston-based partnership formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LNG LP”), both indirect subsidiaries of Cheniere. Cheniere has an 80.1% ownership in Cheniere Energy Partners LP Holdings, LLC, which in turn has a 55.9% ownership interest in Cheniere Energy Partners, L.P. (“Cheniere Partners”). Cheniere Partners is the 100% parent of Cheniere Energy Investments, LLC (“Cheniere Investments”), which in turn is the 100% parent of Sabine Pass GP and Sabine Pass LNG LP and, indirectly, us.

Unless the context requires otherwise, references to “Sabine Pass LNG,” “we,” “us,” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

LNG is natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using large oceangoing LNG tankers specifically constructed for this purpose. LNG regasification facilities offload LNG from LNG tankers, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Our Business Strategy
Our primary business objective is to generate stable cash flows by:

•	operating the Sabine Pass LNG terminal safely, efficiently and reliably; and

•	providing services to our long-term TUA customers to generate steady and reliable revenues and operating cash flows.

Our Business
We have constructed and are operating the regasification facilities at Sabine Pass LNG terminal located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. We have long-term leases for three tracts of land consisting of 883 acres. We are currently operating our LNG terminal that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with operational regasification capacity of approximately 4.0 Bcf/d.

Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”), a wholly owned subsidiary of Cheniere Partners, is developing liquefaction facilities adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  Cheniere Partners has reported that Sabine Pass Liquefaction has entered into six sale and purchase agreements with third-party customers for the export of natural gas. We have entered into a facilities sharing agreement with Sabine Pass Liquefaction to allow for the interconnection of the liquefaction facilities with our LNG terminal. We do not anticipate incurring any significant costs in connection with such interconnection. Although it is anticipated that our operating costs will increase once the liquefaction facilities commence operations as a result of greater utilization of our LNG terminal by Sabine Pass Liquefaction under its TUA, the increase in fees that Sabine Pass Liquefaction will be required to pay us under its TUA will more than cover our increased costs.

Customers

Approximately 2.0 Bcf/d of the regasification capacity at our LNG terminal has been reserved under two long-term third-party TUAs, under which our customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

•
Total Gas & Power North America, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million annually for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA of up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to us aggregating approximately $125 million annually for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction’s liquefaction facilities under construction, which Cheniere Partners has reported may occur as early as late 2015. We entered into a terminal use rights assignment and agreement (“TURA”) with Sabine Pass Liquefaction and Cheniere Investments, pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction’s reserved capacity under the TUA during construction of Sabine Pass Liquefaction’s liquefaction facilities at our LNG terminal and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal.

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

Governmental Regulation
Our LNG terminal is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory requirement increases the cost of operating our LNG terminal, and failure to comply with such laws could result in substantial penalties.

Federal Energy Regulatory Commission (“FERC”)

In order to site and construct our LNG terminal, we received and are required to maintain authorization from the FERC under Section 3 of the Natural Gas Act of 1938, as amended (“NGA”). In addition, orders from the FERC authorizing construction of an LNG terminal are typically subject to specified conditions that must be satisfied throughout operation of our LNG terminal.

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

Commodity Futures Trading Commission

Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange-trading of certain swaps that the Commodity Futures Trading Commission (the “CFTC”) designated by rule to be cleared, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, and (5) enhance the CFTC’s rulemaking and enforcement authority, including the authority to establish position limits on certain swaps and futures products. As required by the Dodd-Frank Act, the CFTC, the SEC and other regulators have been promulgating rules and regulations implementing the swaps regulatory provisions of the Dodd-Frank Act, although neither the CFTC nor the SEC has yet adopted all of the rules required by the Dodd-Frank Act. As a result of the Dodd-Frank Act’s provisions, the CFTC, in order to regulate excessive speculation in commodities, must adopt rules imposing new position limits on futures and options contracts and economically equivalent physical commodity swaps, on swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets.
After a court vacated the final rules that the CFTC adopted imposing position limits on certain core futures and equivalent swaps contracts for physical commodities, including Henry Hub natural gas, the CFTC published in the Federal Register on December 12, 2013, proposed new position limits rules that would modify and expand the applicability of position limits on the amounts of core futures and equivalent swaps contracts of such types that market participants could hold, subject to exceptions for certain bona fide hedging transactions. An extended comment period on such proposed position limits rules has expired, but the CFTC has not yet acted to adopt the proposed rules.
Pursuant to rules adopted by the CFTC, six classes of over-the-counter (“OTC”) interest rate and credit default swaps must be cleared on a designated clearing organization and also must be executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate any other classes of swaps, including swaps relating to physical commodities, for mandatory clearing and trade execution, but could do so in the future. Although we expect to qualify for the “end-user exception” from the mandatory clearing and exchange-trading requirements applicable to any swaps we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, such as our counterparties (who may be registered as Swap Dealers), and the application of such rules may change the cost and availability of the swaps that we use for hedging. For uncleared swaps, the CFTC or federal banking regulators may require our counterparties to require us to enter into credit support documentation with them and/or require us to post initial and variation margin with respect to our uncleared swaps. On September 24, 2014, the banking regulators published in the Federal Register proposed joint rules to establish minimum margin and capital requirements for registered Swap Dealers, Major Swap Participants, security-based Swap Dealers, and major security-based swap participants regulated by the banking regulators, although those requirements would not require collection of initial or variation margin from non-financial end users. On October 3, 2014, the CFTC published in the Federal Register similar proposed rules for initial and variation margin requirements. The proposed CFTC rules establish initial and variation margin requirements for Swap Dealers and Major Swap Participants, but do not require these entities to collect margin from non-financial end users. However, the proposed rules are not yet final and therefore the application of those provisions to us is uncertain at this time. On January 12, 2015, President Obama signed into law legislation modifying the Dodd-Frank Act and clarifying that any rules for the collection of initial or variation margin for uncleared swaps shall not apply to non-financial end users that qualify for the end user exception to clearing. Other provisions of the Dodd-Frank Act may also cause our derivatives counterparties to spin off some or all of their derivatives activities to a separate entity, and such separate entity, who could be our counterparty in future swaps, may not be as creditworthy as the current counterparty. The Dodd-Frank Act’s swaps regulatory provisions and the related rules may also adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

Under the Commodity Exchange Act, the CFTC is directed generally to prevent manipulation and fraud in two markets: (a) physical commodities traded in interstate commerce, including physical energy and other commodities, as well as (b) financial instruments, such as futures, options and swaps. Pursuant to the Dodd-Frank Act, the CFTC has adopted additional anti-manipulation, anti-fraud and anti-disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options and swaps markets. Should we violate these laws and regulations, we could be subject to a CFTC enforcement action and material penalties, possibly resulting in changes in the rates we can charge.

Environmental Regulation

Our LNG terminal is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

Clean Air Act (“CAA”)

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary fuel combustion sources as well as all fugitive emissions throughout LNG terminals. From time to time, Congress has considered proposed legislation directed at reducing GHG emissions, and the EPA has defined GHG emissions thresholds for requiring certain permits for new and existing industrial sources. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Coastal Zone Management Act (“CZMA”)

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

Clean Water Act (“CWA”)

Our LNG terminal is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the United States Army Corps of Engineers and by the states (in Louisiana, by the Department of Environmental Quality).

Resource Conservation and Recovery Act (“RCRA”)

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

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and Cheniere Partners for operations, maintenance and management services. As of January 31, 2015, Cheniere and its subsidiaries had 642 full-time employees, including 371 employees who directly supported our LNG terminal. See Note 8—Related Party Transactions in our Notes to Consolidated Financial Statements for a discussion of these arrangements.

Available Information

Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports with SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

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

As of December 31, 2014, we had $2.1 billion of total consolidated indebtedness outstanding (before debt discounts). We may not be able to access external financial resources sufficient to enable us to refinance or repay our maturing debt.

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

Our future results and liquidity are dependent upon performance by Chevron and Total, each of which has entered into a TUA with us and agreed to pay us approximately $125 million annually, and with Sabine Pass Liquefaction, which is required to pay us approximately $250 million annually in fixed fees. We are dependent on each customer’s continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers’ obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

Sabine Pass Liquefaction continues to develop its business and has recently incurred significant indebtedness in connection with constructing the first four of six proposed liquefaction trains at our LNG terminal adjacent to our existing regasification facilities. Cheniere Partners has reported that it will be late 2015 at the earliest before commercial operations, and therefore cash flows under Sabine Pass Liquefaction’s LNG purchase and sale agreements, commence for the first liquefaction train. In the meantime, Cheniere Investments has obtained rights to utilize Sabine Pass Liquefaction’s TUA capacity during construction of the first four liquefaction trains at our LNG terminal, which Cheniere Investments has in turn contracted with Cheniere Marketing, LLC, a wholly owned subsidiary of Cheniere (“Cheniere Marketing”), to utilize. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction and Cheniere Investments, and Cheniere has guaranteed the obligations of Cheniere Marketing. However, neither Cheniere Investments nor Cheniere Marketing has a credit rating, neither has unconditional agreements or arrangements for any supplies of LNG or for the utilization of the reserved capacity, neither may be able to obtain such agreements or arrangements on economic terms, or at all, and neither may have the credit support and funding available to enter into such agreements or arrangements. These factors create financial obstacles and exacerbate the risk that neither Cheniere Investments nor Cheniere Marketing, and in turn, Sabine Pass Liquefaction, will be able to satisfy the payment obligations under Sabine Pass Liquefaction’s TUA, which could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Each of our contracts is subject to termination under certain circumstances.

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

We may be restricted under the terms of the indentures governing the Senior Notes (the “Senior Notes Indentures”) from making distributions under certain circumstances, which may limit Sabine Pass Liquefaction’s ability to make payments under its TUA with us.

The Senior Notes Indentures restrict payments that we can make in certain events and limit the indebtedness that we can incur. We are permitted to pay distributions only after the following payments have been made:

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

Our inability to pay distributions or to incur additional indebtedness as a result of the foregoing restrictions in the Senior Notes Indentures may inhibit Sabine Pass Liquefaction’s ability to make payments under its TUA with us, which in turn could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

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

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange, or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

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

The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations that may have an effect on our derivatives could have an adverse impact on our ability to hedge risks associated with our business and on our results of operations and cash flows.

The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder by the CFTC and SEC may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal. As mandated by the Dodd-Frank Act, the CFTC has proposed rules setting limits on the positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas, held by market participants, with exceptions for certain bona fide hedging transactions. If the position limits in the proposed rules or other similar position limits were imposed, our ability to execute our hedging strategies described above could be compromised.

Under the swaps regulatory provisions of the Dodd-Frank Act, and the rules adopted thereunder, we could have to clear on a designated clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain markets. The CFTC has designated six classes of interest rate swaps and credit default swaps for mandatory clearing, but has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we failed to qualify for that exception as to any swap we enter into and had to clear that swap over a designated clearing organization, we may have to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and the flexibility we enjoy with respect to entering into uncleared OTC swaps could be diminished. In addition, our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as Swap Dealers, may change the cost and availability of the swaps that we use for hedging. Although the CFTC and federal banking regulators have proposed rules to require certain types of market participants to collect and post initial and variation margin with respect to uncleared swaps and such rules currently do not require the collection of margin from non-financial end users, if we did not qualify as a non-financial end user as to any of our swaps or the final rules adopted by the CFTC and the federal banking regulators required that the counterparties to our uncleared swaps collect margin from us, our cost of entering into and maintaining swaps would be increased. Provisions of the Dodd-Frank Act may also cause our derivatives counterparties to spin off some or all of their derivatives activities to a separate entity, which could be our counterparty in future swaps and which entity may not be as creditworthy as the current counterparty.

The Dodd-Frank Act’s swaps regulatory provisions, the related rules described above and the record keeping, reporting and business conduct rules imposed by the Dodd-Frank Act on other swaps market participants, as well as the regulations imposing the Basel III capital requirements on certain swaps market participants, could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies, and increase our exposure to less creditworthy counterparties. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our results of operations and cash flows may become more volatile and could be otherwise adversely affected.

Risks Relating to Our Business

Operation of our LNG terminal involves significant risks.

As more fully discussed in these Risk Factors, our LNG terminal faces operational risks, including the following:

•	the facilities’ performing below expected levels of efficiency;

•	breakdown or failures of equipment;

•	operational errors by vessel or tug operators;

•	operational errors by us or any contracted facility operator;

•	labor disputes; and

•	weather-related interruptions of operations.
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

As of January 31, 2015, Cheniere and its subsidiaries had 642 full-time employees, including 371 employees who directly supported our LNG terminal operations. We have contracted with subsidiaries of Cheniere and Cheniere Partners to provide the personnel necessary for the operation, maintenance and management of our LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult to attract and retain personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs.

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

Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect our LNG business and the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG terminal;

•	competitive liquefaction capacity in North America, which could divert natural gas from Sabine Pass Liquefaction’s proposed liquefaction facilities;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	decreased oil and natural gas exploration activities, which may decrease the production of natural gas;

•	cost improvements that allow competitors to offer LNG regasification services or provide liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

•
changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;

•	political conditions in natural gas producing regions;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and

•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and natural gas, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

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

One of our TUA customers, Sabine Pass Liquefaction, will also be affected by the ability to export LNG at its proposed liquefaction facilities, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of Sabine Pass Liquefaction’s business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered outside North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than LNG exported to these markets.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the United States, may also impede the willingness or ability of LNG suppliers and merchants in such countries to import or export LNG from or to the United States. Furthermore, some foreign suppliers of LNG may have economic or other reasons to obtain their LNG from, or direct their LNG to, non-United States markets or from or to competitors’ LNG facilities in the United States. In addition to natural gas, LNG also competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy, which can be or become available at a lower cost in certain markets.

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

Terrorist attacks, including cyberterrorism, or military campaigns may adversely impact our business.

A terrorist, including cyberterrorist, or military incident involving an LNG facility, our infrastructure or an LNG vessel may result in temporary or permanent closure of existing LNG facilities, including our LNG terminal, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our customers, including their ability to satisfy their obligations to us under their TUAs. Instability in the financial markets as a result of terrorism, including cyberterrorism, or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG terminal through the Sabine Pass deepwater shipping channel less than four miles from the Gulf Coast, could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in personal harm or injury, penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a significant health and safety incident is likely to be costly in terms of potential liabilities. Such a failure could generate public concern and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies and local communities, which in turn could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain key personnel could adversely affect us.

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate our LNG terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of our construction plan. As a result, we agreed to change orders with our construction contractor concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of our LNG terminal. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

Our lack of diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

All of our anticipated revenue in 2015 will be dependent upon one facility, our LNG terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at our LNG terminal, or in the LNG industry, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

We may incur impairments to long-lived assets.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, reduced estimates of future cash flows for our business or disruptions to our business could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our Consolidated Financial Statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2014, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

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

	Year Ended December 31, 2014
	2014	2013	2012	2011	2010
	(in thousands)
Statement of Operations Data:
Revenues (including affiliates)	$522,707	$521,552	$523,884	$533,612	$523,223
Expenses (including affiliates)	105,248	116,448	96,516	88,993	93,481
Income from operations	417,459	405,104	427,368	444,619	429,742
Other expense	(160,570)	(160,811)	(214,563)	(175,705)	(173,297)
Net income	256,889	244,293	212,805	268,914	256,445

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,460	$14,994	$5,202	$4,268	$5,926
Restricted cash and cash equivalents (current)	14,959	14,959	17,386	13,732	13,732
Non-current restricted cash and cash equivalents	76,106	76,106	76,106	82,394	82,394
Property, plant and equipment, net	1,392,443	1,433,822	1,476,174	1,514,137	1,550,465
Total assets	1,530,624	1,596,210	1,621,596	1,652,513	1,695,305

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Financial Statements and Supplementary Data.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel (our “LNG Terminal”). Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0
Bcf/d.

Unless the context requires otherwise, references to “Sabine Pass LNG,” “we,” “us,” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiaries.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2014, we had $5.5 million of cash and cash equivalents and $91.1 million of current and non-current restricted cash and cash equivalents, which is restricted to pay interest on the Senior Notes described below.

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

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal.

Capital Resources

As of December 31, 2014, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

We may redeem all or part of the 2020 Senior Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem, at our option, all or part of the 2020 Senior Notes at any time prior to November 1, 2016, at a “make-whole” price set forth in the indenture governing the 2020 Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, we may redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as we redeem the 2020 Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Senior Notes originally issued remains outstanding after the redemption.

Pursuant to the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2014	2013	2012
Sources of cash and cash equivalents
Operating cash flow	$294,700	$302,224	$263,295
Capital contributions from Cheniere Partners	43,015	56,820	208,354
Proceeds from issuance of long-term debt	—	—	420,000
Uses of restricted cash and cash equivalents	—	—	6,288
Total sources of cash and cash equivalents	337,715	359,044	897,937

Uses of cash and cash equivalents
Distributions to limited partner	(346,901)	(348,938)	(333,453)
Property, plant and equipment, net	(348)	(116)	(4,458)
Repayment of long-term debt	—	—	(550,000)
Debt issuance costs	—	(198)	(9,092)
Total uses of cash and cash equivalents	(347,249)	(349,252)	(897,003)

Net increase (decrease) in cash and cash equivalents	(9,534)	9,792	934
Cash and cash equivalents—beginning of period	14,994	5,202	4,268
Cash and cash equivalents—end of period	$5,460	$14,994	$5,202

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $294.7 million, $302.2 million and $263.3 million in the years ended December 31, 2014, 2013 and 2012, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The decreased operating cash flow and the decreased capital contributions from Cheniere Partners primarily resulted from the purchase of an LNG cargo used to maintain cryogenic readiness of our LNG terminal in September 2014. Our TUA customers are obligated to fully reimburse us for their proportional share of this LNG cargo cost.

Distributions to Limited Partner

We made $346.9 million, $348.9 million and $333.5 million of distributions to our limited partner in the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in distributions to our limited partner in the year ended December 31, 2014, primarily resulted from decreased operating cash flow as discussed above.

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2014 (in thousands):

	Payments Due for Years Ended December 31,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Operating lease obligations (1)	$163,780	$9,533	$19,410	$4,124	$130,713
Long-term debt (2)	2,085,500	—	1,665,500	—	420,000
Interest payments (2)	398,666	152,213	169,103	54,600	22,750
Total (3)	$2,647,946	$161,746	$1,854,013	$58,724	$573,463

(1)
Operating lease obligations primarily relate to land site and tug leases for our LNG terminal. Minimum lease payments have not been reduced by a minimum sublease rental of $24.4 million due in the future under non-cancelable tug boat subleases, and have not been reduced by sublease payments of $33.8 million we will receive from Sabine Pass Liquefaction. A discussion of these obligations can be found in Note 9—Leases of our Notes to Consolidated Financial Statements.

(2)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2014. See Note 7—Long-Term Debt of our Notes to Consolidated Financial Statements.

(3)
Obligations arising from intercompany service agreements have not been included in this total. A discussion of these obligations can be found in Note 8—Related Party Transactions of our Notes to Consolidated Financial Statements.

Results of Operations

2014 vs. 2013

There were no significant changes in our revenues or operating costs and expenses in the year ended December 31, 2014, as compared to the respective periods in 2013. We do not expect significant changes in our revenues or operating costs and expenses until Sabine Pass Liquefaction begins commercial operations of its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of LNG loading and tug fees that will be partially offset by additional operating costs and expenses related to these activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the value of properties, plant and equipment, asset retirement obligations (“AROs”) and fair values. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve significant judgment.

Fair Value

When necessary or required by GAAP, we estimate fair value for long-lived assets for impairment testing, initial measurements of AROs and financial instruments that require fair-value disclosure, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and debt. When we are required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, we use the cost, income, or market valuation approaches depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate. The market approach is based on management’s best assumptions regarding prices and other relevant information from market transactions involving comparable assets. Such evaluations involve significant judgment and the results are based on expected future events or conditions, such as sales prices, operating costs and the timing thereof, future net cash flows, economic and regulatory climates and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

Impairment of Long-Lived Assets

A long-lived asset is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying value may be greater than its future net undiscounted cash flows. Impairment, if any, is measured as the excess of an asset’s carrying amount over its estimated fair value. We use a variety of fair value measurement techniques when market information for the same or similar assets does not exist. Projections of future operating results and cash flows may vary significantly from results. Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

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

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our LNG Inventory Derivatives was $5,000 as of December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SABINE PASS LNG, L.P.

MANAGEMENT’S REPORT TO THE PARTNERS OF SABINE PASS LNG, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Sabine Pass LNG, L.P. and its subsidiaries (“Sabine Pass LNG”).  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Sabine Pass LNG’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Sabine Pass LNG maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

This annual report does not include an attestation report of Sabine Pass LNG’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Sabine Pass LNG’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of Sabine Pass LNG’s general partner required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Sabine Pass LNG’s Form 10-K.

Sabine Pass LNG, L.P.

By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ Charif Souki	By:	/s/ Michael J. Wortley
	Charif Souki		Michael J. Wortley
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, LLC and
Partners of Sabine Pass LNG, L.P.:

We have audited the accompanying consolidated balance sheet of Sabine Pass LNG, L.P. and subsidiary (the Partnership) as of December 31, 2014, and the related consolidated statements of income, partners’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sabine Pass LNG, L.P. and subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, LLC and
Partners of Sabine Pass LNG, L.P.

We have audited the accompanying consolidated balance sheet of Sabine Pass LNG, L.P. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sabine Pass LNG, L.P. and subsidiaries at December 31, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 21, 2014

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$5,460	$14,994
Restricted cash and cash equivalents	14,959	14,959
Accounts receivable—affiliate	1,055	2,615
Advances to affiliate	1,868	4,025
LNG inventory	1,987	10,430
Prepaid expenses and other	4,301	5,149
Total current assets	29,630	52,172

Non-current restricted cash and cash equivalents	76,106	76,106
Property, plant and equipment, net	1,392,443	1,433,822
Debt issuance costs, net	12,643	16,871
Other non-current assets	19,802	17,239
Total assets	$1,530,624	$1,596,210
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$408	$1,420
Accrued liabilities	16,036	21,153
Due to affiliates	2,266	18,721
Deferred revenue	26,655	26,593
Deferred revenue—affiliate	21,839	21,786
Total current liabilities	67,204	89,673

Long-term debt, net of discount	2,076,502	2,071,807
Non-current deferred revenue	13,500	17,500
Non-current deferred revenue—affiliate	19,626	17,173
Other non-current liabilities	263	276

Commitments and contingencies

Partners’ deficit	(646,471)	(600,219)
Total liabilities and partners’ deficit	$1,530,624	$1,596,210

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues
Revenues	$265,947	$265,153	$268,273
Revenues—affiliate	256,760	256,399	255,611
Total revenues	522,707	521,552	523,884

Operating costs and expenses
Operating and maintenance expense	31,306	32,724	25,399
Operating and maintenance expense, net—affiliate	16,830	25,172	16,032
Depreciation expense	42,465	42,444	42,431
General and administrative expense	2,148	2,844	1,864
General and administrative expense—affiliate	12,499	13,264	10,790
Total operating costs and expenses	105,248	116,448	96,516

Income from operations	417,459	405,104	427,368

Other income (expense)
Interest expense	(161,135)	(161,041)	(171,495)
Loss on early extinguishment of debt	—	—	(42,587)
Derivative gain (loss), net	529	182	(622)
Other income	36	48	141
Total other expense	(160,570)	(160,811)	(214,563)

Net income	$256,889	$244,293	$212,805

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(in thousands)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2011	$—	$(643,596)	$(643,596)
Net income	—	212,805	212,805
Capital contributions from Cheniere Partners	—	211,850	211,850
Distributions to limited partner	—	(333,453)	(333,453)
Balance at December 31, 2012	—	(552,394)	(552,394)
Net income	—	244,293	244,293
Capital Contributions from Cheniere Partners	—	56,820	56,820
Distributions to limited partner	—	(348,938)	(348,938)
Balance at December 31, 2013	—	(600,219)	(600,219)
Net income	—	256,889	256,889
Capital contributions from Cheniere Partners	—	43,015	43,015
Non-cash contributions from limited partner	—	745	745
Distributions to limited partner	—	(346,901)	(346,901)
Balance at December 31, 2014	$—	$(646,471)	$(646,471)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$256,889	$244,293	212,805
Adjustments to reconcile net income to net cash provided by operating activities:
Use of (investment in) restricted cash and cash equivalents for certain operating activities	—	2,427	(3,654)
Depreciation	42,465	42,444	42,431
Loss on early extinguishment of debt	—	—	1,470
Amortization of debt issuance costs and discount	8,922	8,904	9,057
Other, net	22	44	2,179
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,138)	(751)	2,296
Due to affiliates	(16,456)	12,512	482
Deferred revenue	(3,938)	(3,947)	(4,089)
Advances to affiliate	2,157	(2,983)	(487)
Accounts and interest receivable	37	(31)	511
Accounts receivable—affiliate	1,561	(1,266)	(1,035)
Other, net	6,677	529	1,242
Other, net—affiliate	2,502	49	87
Net cash provided by operating activities	294,700	302,224	263,295

Cash flows from investing activities
Property, plant and equipment, net	(348)	(116)	(4,458)
Net cash used in investing activities	(348)	(116)	(4,458)

Cash flows from financing activities
Distributions to limited partner	(346,901)	(348,938)	(333,453)
Capital contributions from Cheniere Partners	43,015	56,820	208,354
Repayment of long-term debt	—	—	(550,000)
Proceeds from issuance of long-term debt	—	—	420,000
Debt issuance costs	—	(198)	(9,092)
Use of restricted cash and cash equivalents	—	—	6,288
Net cash used in financing activities	(303,886)	(292,316)	(257,903)

Net increase (decrease) in cash and cash equivalents	(9,534)	9,792	934
Cash and cash equivalents—beginning of period	14,994	5,202	4,268
Cash and cash equivalents—end of period	$5,460	$14,994	5,202

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a Houston-based Delaware limited partnership formed by Cheniere Energy, Inc. (“Cheniere”) to own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine Pass deepwater ship channel (our “LNG terminal”). We were formed with one general partner, Sabine Pass LNG-GP, LLC (“Sabine Pass GP”), and one limited partner, Sabine Pass LNG-LP, LLC (“Sabine Pass LP”), both indirect subsidiaries of Cheniere. Cheniere has an 80.1% ownership in Cheniere Energy Partners LP Holdings, LLC, which in turn has a 55.9% ownership interest in Cheniere Energy Partners, L.P. (“Cheniere Partners”). Cheniere Partners is the 100% parent of Cheniere Energy Investments, LLC (“Cheniere Investments”), which in turn is the 100% parent of Sabine Pass GP and Sabine Pass LP and, indirectly, us.

Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Unless the context requires otherwise, references to “Sabine Pass LNG,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Our Consolidated Financial Statements include the accounts of Sabine Pass LNG and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to the value of property, plant and equipment, collectability of accounts receivable, derivative instruments, asset retirement obligations (“AROs”) and fair value measurements. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

In determining fair value, we use observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We maximize the use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates.

Recurring fair-value measurements are performed for commodity derivatives as disclosed in Note 5—Derivative Instruments. The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt, including any premium or discount attributable to the difference between

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 7—Long-Term Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, intangible assets and AROs.

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  For a discussion of revenue from related parties, please read Note 8—Related Party Transactions.  Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of LNG delivered for each customer’s account at our LNG terminal, which is recognized as revenue as we perform the services set forth in each customer’s TUA.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounting for LNG Activities

Generally, we begin capitalizing the costs of our LNG terminal projects once the individual project meets the following criteria: (i) regulatory approval has been received, (ii) financing for the project is available and (iii) management has committed to commence construction. Prior to meeting these criteria, most of the costs associated with a project are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work, costs of securing necessary regulatory approvals and other preliminary investigation and development activities related to our LNG terminal projects.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction activities, major renewals and betterments that extend the useful life of an asset are capitalized, while expenditures for maintenance and repairs and general and administrative activities are charged to expense as incurred. Interest costs incurred on debt obtained for the construction of property, plant and equipment are capitalized as construction-in-process over the construction period or related debt term, whichever is shorter. We depreciate our property, plant and equipment using the straight-line depreciation method. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in other operating costs and expenses.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. In performing this test, an undiscounted cash flow analysis is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value. We have recorded no impairments related to property, plant and equipment for 2014, 2013 or 2012.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash-flow variability from commodity price risk.

Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria, and we elect, the normal

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

purchases and sales exception. When we have the contractual right and intend to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in current earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges as of December 31, 2014 and 2013.

See Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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

Long-Term Debt

Our debt consists of long-term secured debt securities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium. Discounts, premiums and costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net using the effective interest method. Gains and losses on the extinguishment of debt are recorded in gains and losses on the extinguishment of debt on our Consolidated Statements of Income.

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized to interest expense over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off as loss on early extinguishment of debt.

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

At December 31, 2014, the tax basis of our assets and liabilities was $460.3 million less than the reported amounts of our assets and liabilities.

Pursuant to the indentures governing our long-term debt (the “Senior Notes Indentures”), we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed immediately below. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

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

Asset Retirement Obligations

We recognize AROs for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our recognition of AROs is described below.

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

We have consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $420.0 million of 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes”) See Note 7—Long-Term Debt. Collectively, the 2016 Senior Notes and the 2020 Senior Notes are referred to as the “Senior Notes.” Under the Senior Notes Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of both December 31, 2014 and 2013, we classified $15.0 million as current restricted cash and cash equivalents for the payment of current interest due. As of both December 31, 2014 and 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$1,643,018	$1,642,007
LNG terminal construction-in-process	27	9
LNG site and related costs, net	142	149
Accumulated depreciation	(250,954)	(208,729)
Total LNG terminal costs, net	1,392,233	1,433,436
Fixed assets
Machinery and equipment	1,169	1,189
Computer and office equipment	424	424
Vehicles	654	599
Other	697	697
Accumulated depreciation	(2,734)	(2,523)
Total fixed assets, net	210	386
Property, plant and equipment, net	$1,392,443	$1,433,822

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

NOTE 5—DERIVATIVE INSTRUMENTS

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”) and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”).

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013, which are classified as prepaid expenses and other in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	December 31, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$145	$—	$145	$—	$—	$—	$—
Fuel Derivatives asset	—	—	—	—	—	27	—	27

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

We recognize all derivative instruments that qualify for derivative accounting treatment, including our LNG Inventory Derivatives and Fuel Derivatives, as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exception. For those instruments accounted for as derivatives, including all of our LNG Inventory Derivatives as of December 31, 2014, changes in fair value are reported in earnings.  For transactions in which we have elected the normal purchase normal sale exception, including all of our Fuel Derivatives as of December 31, 2014, gains and losses are not reflected on our Consolidated Statements of Income until the period of delivery.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Except for the Fuel Derivatives with our affiliate described below, our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these commodity derivative activities. We had a collateral call of $0.1 million and a collateral deposit of $0.7 million for such contracts, which have not been reflected in the derivative fair value tables, but are included in the other current assets balance as of December 31, 2014 and 2013, respectively.

During the second quarter of 2013, we began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our terminal. We elected to account for these physical hedges of future fuel purchases as normal purchase normal sale transactions, exempt from fair value accounting. We had not posted collateral with Cheniere Marketing for such forward contracts as of December 31, 2014.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2014	December 31, 2013
LNG Inventory Derivatives asset	Prepaid expenses and other	$145	$—
Fuel Derivatives asset	Prepaid expenses and other	—	27

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
LNG Inventory Derivatives gain	$247	$—	$—
Fuel Derivatives gain (loss) (1)	281	182	(622)

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

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Balance Sheet Presentation

Our LNG Inventory Derivatives and Fuel Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our LNG Inventory Derivatives and Fuel Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of December 31, 2014:
LNG Inventory Derivatives	$145	$132	$13	$—	$—	$13
As of December 31, 2013:
Fuel Derivatives	27	—	27	—	—	27

NOTE 6—ACCRUED LIABILITIES

As of December 31, 2014 and 2013, accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Interest expense and related debt fees	$14,959	$14,959
LNG terminal costs	1,077	1,612
Other	—	4,582
Total accrued liabilities	$16,036	$21,153

NOTE 7—LONG-TERM DEBT

As of December 31, 2014 and 2013, our long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
Long-term debt
2016 Senior Notes	$1,665,500	$1,665,500
2020 Senior Notes	420,000	420,000
Total long-term debt	2,085,500	2,085,500
Long-term debt discount
2016 Senior Notes	(8,998)	(13,693)
Total long-term debt, net	$2,076,502	$2,071,807

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2014 (in thousands):

	Payments Due for the Years Ended December 31,
	Total	2015	2016 to 2017	2018 to 2019	Thereafter
Debt:
2016 Notes	$1,665,500	$—	$1,665,500	$—	$—
2020 Notes	420,000	—	—	—	420,000
Debt	$2,085,500	$—	$1,665,500	$—	$420,000

Senior Notes

As of both December 31, 2014 and 2013, we had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes outstanding. Borrowings under the 2016 Senior Notes and 2020 Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and the 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

liens, the Senior Notes are secured on a first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied as described in Note 3—Restricted Cash and Cash Equivalents. During the years ended December 31, 2014, 2013 and 2012 we made distributions of $346.9 million, $348.9 million and $333.5 million, respectively, after satisfying all the applicable conditions in the indentures.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Senior Notes, net of discount	$1,656,502	$1,718,621	$1,651,807	$1,868,607
2020 Senior Notes	420,000	428,400	420,000	432,600

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on December 31, 2014 and 2013, as applicable.

NOTE 8—RELATED PARTY TRANSACTIONS

Terminal Use Agreement

Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”), a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with us as a result of an assignment in July 2012 by Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. Sabine Pass Liquefaction is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction’s facilities under construction. We entered into a terminal use rights assignment and agreement (“TURA”) with Sabine Pass Liquefaction and Cheniere Investments pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by Sabine Pass Liquefaction will increase by the amount that Cheniere Investments’ percentage decreases.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Cheniere Partners has guaranteed Sabine Pass Liquefaction’s obligations under the TUA and the obligations of Cheniere Investments under the TURA.

Services Agreements

We have entered into a long-term operation and maintenance agreement (the “O&M Agreement”) with Cheniere Investments pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. Cheniere Investments provides the services required under the O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere. We are required to pay a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the counterparty is entitled to a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between us and the counterparty at the beginning of each operating year. In addition, we are required to reimburse the counterparty for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the Sabine Pass LNG O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

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

As of December 31, 2014 and 2013, we had $1.9 million and $4.0 million, respectively, of advances to affiliates under the foregoing services agreements. During the years ended December 31, 2014, 2013 and 2012, we recorded general and administrative expense—affiliate of $12.5 million, $13.3 million and $10.8 million, respectively, and we recorded operating and maintenance expense—affiliate of $17.3 million, $25.2 million and $16.0 million respectively, under the foregoing services agreements.

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

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of December 31, 2014 and 2013, we had $19.6 million and $17.2 million, respectively, of other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase cost paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing in respect of the receipt, purchase and delivery of the natural gas or LNG to our LNG terminal. As a result, we record the purchases of natural gas and LNG from Cheniere Marketing to be utilized as fuel to operate our LNG terminal as operating and maintenance expense. We recorded $3.3 million, $3.3 million and $2.8 million of natural gas purchased from Cheniere Marketing under these agreements as operating and maintenance expense during the years ended December 31, 2014, 2013 and 2012, respectively. We recorded

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

revenues of $0.7 million, $14.7 million and $2.8 million for natural gas sold to Cheniere Marketing under these agreements during the years ended December 31, 2014, 2013 and 2012, respectively.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We recorded revenues—affiliate of zero, zero, and $0.3 million pursuant to this agreement in the years ended December 31, 2014, 2013 and 2012, respectively.

Pipeline Compressor Agreement

In August 2010, we entered into an agreement with Cheniere Investments, under which Cheniere Investments reimburses us for a portion of the costs of installing, operating and maintaining pipeline compression equipment at our LNG terminal. During the years ended December 31, 2014, 2013 and 2012, we recorded revenues-affiliate from Cheniere Investments of zero, $0.6 million and $0.1 million, respectively.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Sabine Pass Tug Services, LLC (“Tug Services”), our wholly owned subsidiary, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate of $2.8 million pursuant to this agreement in each of the years ended December 31, 2014, 2013 and 2012.

LNG Site Sublease Agreement

In June 2012, we entered into an agreement with Sabine Pass Liquefaction to sublease a portion of our terminal site for its liquefaction project. The annual sublease payment is $0.5 million. The initial term of the sublease expires on December 31, 2034, with options to renew for five 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.5 million, $0.5 million and $0.3 million of sublease revenue from Sabine Pass Liquefaction as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the years ended December 31, 2014, 2013 and 2012.

Cooperation Agreement

We have entered into an agreement with Sabine Pass Liquefaction to allow Sabine Pass Liquefaction certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating Sabine Pass Liquefaction’s facilities under construction. In consideration for the access we have given, Sabine Pass Liquefaction has agreed to transfer title to us of certain facilities, equipment and modifications. The term of this agreement is consistent with our TUA described above. As of December 31, 2014, Sabine Pass Liquefaction has conveyed $0.7 million of assets to us under this agreement.

NOTE 9—LEASES

During the years ended December 31, 2014, 2013 and 2012, we recognized rental expense for all operating leases of $9.2 million, $8.8 million and $9.4 million, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Future annual minimum lease payments, excluding inflationary adjustments, are as follows (in thousands):

Year ending December 31,	Lease Payments (2) (3)
2015	$9,533
2016	9,645
2017	9,764
2018	2,397
2019	1,727
Thereafter (1)	130,714
Total minimum payments required	$163,780

(1)	Includes certain lease option renewals as they are reasonably assured.

(2)
Lease payments for our land leases represent our land lease payment obligations and do not take into account the $33.8 million sublease payments we will receive from Sabine Pass Liquefaction, as discussed in Note 8—Related Party Transactions.

(3)
Lease payments for our tug boat lease represent our lease payment obligation and do not take into account the $24.4 million sublease payments we will receive from our customers that effectively offset these lease payment obligations, as discussed below.

Land Leases

In January 2005, we exercised our options and entered into three land leases for the site of our LNG terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, thereby increasing the total acreage under lease to 853 acres.  In July 2012, we entered into an additional land lease, thereby increasing the total acreage under lease to 883 acres. The annual lease payments are adjusted for inflation every 5 years based on a consumer price index, as defined in the lease agreements. We recognized $1.8 million, $1.8 million and $1.5 million of site lease expense on our Consolidated Statements of Operations in 2014, 2013 and 2012, respectively,

Tug Boat Lease

In the second quarter of 2009, we acquired a lease (the “Tug Agreement”) for the use of tug boats and marine services at our LNG terminal as a result of our purchase of Sabine Pass Tug Services, LLC.  The term of the Tug Agreement commenced in January 2008 for a period of 10 years, with an option to renew two additional, consecutive terms of 5 years each.  We have determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement.  In addition, we have concluded that the tug lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement will be charged to expense over the term of the Tug Agreement as it becomes payable.

In connection with this lease acquisition, Sabine Pass Tug Services, LLC entered into a tug sharing agreement (the “Tug Sharing Agreement”) with Chevron, Total and a wholly owned subsidiary of Cheniere to provide their LNG cargo vessels with tug boat and marine services at our LNG terminal and effectively offset the cost of the Tug Agreement. The Tug Sharing Agreement provides for each of our customers to pay Sabine Pass Tug Services, LLC an annual service fee that we record as revenue and revenue—affiliate.

NOTE 10—COMMITMENTS AND CONTINGENCIES
LNG TUA Commitments

We have entered into TUAs with Total, Chevron and Sabine Pass Liquefaction to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG terminal. See Note 8—Related Party Transactions for information regarding such agreements.

Services Agreements

We have entered into certain services agreements with affiliates. See Note 8—Related Party Transactions for information regarding such agreements.

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

Cooperative Endeavor Agreements

In July 2007, we executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 8—Related Party Transactions for information regarding such agreements.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2014, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for interest, net of amounts capitalized	$152,213	$153,350	$159,998

SABINE PASS LNG, L.P. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY FINANCIAL DATA
(unaudited)

Quarterly Financial Data—(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014:
Revenues	$130,734	$131,040	$131,001	$129,932
Income from operations	104,295	105,890	104,295	102,979
Net income	64,271	65,690	64,070	62,858

Year ended December 31, 2013:
Revenues	$129,880	$130,413	$130,919	$130,340
Income from operations	101,576	99,210	102,203	102,115
Net income	61,854	58,556	61,812	62,071

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our general partner’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the fiscal year ended December 31, 2014, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 24 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the fiscal year ended December 31, 2014 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

In our Form 10-Q reports for the quarterly periods ended on March 31, 2014, June 30, 2014 and September 30, 2014, we disclosed, under “Item 5. Other Information—Compliance Disclosure” in each such report, as amended, activities as required by Section 13(r) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference.

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

KPMG LLP served as our independent auditor for the fiscal year ended December 31, 2014 and Ernst & Young LLP served as our independent auditor for the fiscal year ended December 31, 2013. The following table (in thousands) sets forth the fees paid to the respective independent auditors for professional services rendered for 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Audit Fees	$705	$979

Audit Fees—Audit fees for 2014 and 2013 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

There were no audit-related, tax or other fees in 2014 and 2013.

Auditor Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The board of directors of our general partner has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2014 and 2013.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

(1)	Financial Statements—Sabine Pass LNG, L.P.:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)	Exhibits:

Certain of the agreements filed as exhibits to this Form 10-K contain representations, warranties, covenants and conditions by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations, warranties, covenants and conditions:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. These agreements are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Investors should not rely on them as statements of fact.

Exhibit No.	Description
3.1
Certificate of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

3.2
Sixth Amended and Restated Agreement of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to Sabine Pass LNG L.P.’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 6, 2010)

4.1
Form of general partner interest certificate (Incorporated by reference to Exhibit 4.5 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

4.2
Form of limited partner interest certificate (Incorporated by reference to Exhibit 4.6 to Sabine Pass LNG L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

Exhibit No.	Description
4.3
Indenture, dated as of November 9, 2006, between Sabine Pass LNG, L.P., as issuer, and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.4	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.3 above)
4.5
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Sabine Pass LNG, L.P.’s Current Report on Form 8-K (SEC File No. 333-138916), filed on October 19, 2012)

4.6	Form of 6.5% Senior Secured Note due 2020 (Included as Exhibit A1 to Exhibit 4.5 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.3
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.4
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere Energy, Inc.’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.5
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.9
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.10
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.12
Second Amended and Restated Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.14
Letter Agreement, dated May 28, 2013, by and between Sabine Pass Liquefaction, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.15
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.	Description
10.16
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.3 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.4 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent (Incorporated by reference to Exhibit 10.5 to Cheniere Energy, Inc.’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20
Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee (Incorporated by reference to Exhibit 10.1 to the Sabine Pass LNG, L.P.’s Current Report on Form 8-K (SEC File No. 333-138916), filed on September 15, 2008)

10.21
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.) (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.22
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere Energy, Inc.’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.23
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.24
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.’s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.25
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to Cheniere Energy Partners LP Holdings, LLC’s Registration Statement on Form S-1 (SEC File No. 333-191298), filed on December 2, 2013)

21.1*	List of subsidiaries of Sabine Pass LNG, L.P.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SHC*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ Charif Souki
Charif Souki Chief Executive Officer
Date:	February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charif Souki	Chief Executive Officer and Manager (Principal Executive Officer)	February 19, 2015
Charif Souki

/s/ R. Keith Teague	President (Principal Operating Officer)	February 19, 2015
R. Keith Teague

/s/ Michael J. Wortley	Chief Financial Officer (Principal Financial Officer)	February 19, 2015
Michael J. Wortley

/s/ Leonard Travis	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2015
Leonard Travis

/s/ Victor A. Duva	Manager	February 19, 2015
Victor A. Duva