Form 10-Q
period 2015-06-30
Sabine Pass LNG, L.P.
filed 2015-07-30
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
Train	a refrigerant compressor train used in the industrial process to convert natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Marketing	Cheniere Marketing, LLC
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Terminals	Cheniere LNG Terminals, LLC
Tug Services	Sabine Pass Tug Services, LLC
SPL	Sabine Pass Liquefaction, LLC

Unless the context requires otherwise, references to “SPLNG,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary.

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$6,037	$5,460
Restricted cash	14,959	14,959
Accounts receivable—affiliate	1,692	1,055
Advances to affiliate	5,793	1,868
LNG inventory	11,993	1,987
Other current assets	7,151	4,301
Total current assets	47,625	29,630

Non-current restricted cash	76,106	76,106
Property, plant and equipment, net	1,452,198	1,392,443
Debt issuance costs, net	10,547	12,643
Other non-current assets	22,235	19,802
Total assets	$1,608,711	$1,530,624
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$1,121	$408
Accrued liabilities	21,436	16,036
Due to affiliates	9,730	2,266
Deferred revenue	26,671	26,655
Deferred revenue—affiliate	21,836	21,839
Other current liabilities	7	—
Total current liabilities	80,801	67,204

Long-term debt, net of discount	2,078,849	2,076,502
Non-current deferred revenue	11,500	13,500
Non-current deferred revenue—affiliate	22,080	19,626
Other non-current liabilities	179	185
Other non-current liabilities—affiliate	76	78

Partners’ deficit	(584,774)	(646,471)
Total liabilities and partners’ deficit	$1,608,711	$1,530,624

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Revenues	$66,490	$66,841	$133,208	$133,251
Revenues—affiliates	64,236	64,199	128,364	128,523
Total revenues	130,726	131,040	261,572	261,774

Operating costs and expenses
Operating and maintenance expense	6,752	6,598	18,000	15,914
Operating and maintenance expense—affiliate	5,077	4,110	8,721	7,803
Depreciation expense	11,244	10,606	21,847	21,221
General and administrative expense	797	686	1,425	675
General and administrative expense—affiliate	2,859	3,150	5,630	5,976
Total operating costs and expenses	26,729	25,150	55,623	51,589

Income from operations	103,997	105,890	205,949	210,185

Other income (expense)
Interest expense	(40,281)	(40,280)	(80,550)	(80,550)
Derivative gain (loss), net	(38)	77	17	319
Other income	23	3	31	7
Total other expense	(40,296)	(40,200)	(80,502)	(80,224)

Net income	$63,701	$65,690	$125,447	$129,961

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2014	$—	$(646,471)	$(646,471)
Net income	—	125,447	125,447
Capital contributions from Cheniere Partners	—	52,400	52,400
Non-cash contributions from limited partner	—	83,401	83,401
Distributions to limited partner	—	(199,551)	(199,551)
Balance at June 30, 2015	$—	$(584,774)	$(584,774)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$125,447	$129,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,847	21,221
Amortization of debt issuance costs and discount	4,443	4,444
Other	1,076	29
Other—affiliate	2,886	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,053	(1,706)
Due to affiliates	7,465	(8,830)
Deferred revenue	(1,985)	(1,955)
Advances to affiliate	(3,925)	4,025
Accounts receivable—affiliate	(763)	1,083
LNG inventory	(10,955)	(368)
Other, net	(5,273)	(2,724)
Other—affiliate	2,449	45
Net cash provided by operating activities	148,765	145,225

Cash flows from investing activities
Property, plant and equipment, net	(1,037)	(64)
Net cash used in investing activities	(1,037)	(64)

Cash flows from financing activities
Distributions to limited partner	(199,551)	(173,016)
Capital contributions from Cheniere Partners	52,400	18,200
Net cash used in financing activities	(147,151)	(154,816)

Net increase (decrease) in cash and cash equivalents	577	(9,655)
Cash and cash equivalents—beginning of period	5,460	14,994
Cash and cash equivalents—end of period	$6,037	$5,339

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of SPLNG have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal, are controlled by a collateral trustee and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

We have consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $420.0 million of 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Under the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures.

As of both June 30, 2015 and December 31, 2014, we classified $15.0 million as current restricted cash for the payment of current interest due. As of both June 30, 2015 and December 31, 2014, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash.

See Note 6—Long-Term Debt for additional details about our long-term debt.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$1,723,534	$1,643,018
LNG terminal construction-in-process	1,116	27
LNG site and related costs, net	138	142
Accumulated depreciation	(272,719)	(250,954)
Total LNG terminal costs, net	1,452,069	1,392,233
Fixed assets
Machinery and equipment	1,169	1,169
Computer and office equipment	424	424
Vehicles	654	654
Other	698	697
Accumulated depreciation	(2,816)	(2,734)
Total fixed assets, net	129	210
Property, plant and equipment, net	$1,452,198	$1,392,443

NOTE 4—DERIVATIVE INSTRUMENTS

During the second quarter of 2013, we began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal (“Fuel Derivatives”). We elected to account for these Fuel Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Income until the period of delivery. We had not posted collateral for such forward contracts as of June 30, 2015 and December 31, 2014.

Additionally, we have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“Natural Gas Derivatives”).

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, which are classified as other current assets in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Natural Gas Derivatives asset	$—	$18	$—	$18	$—	$145	$—	$145

The estimated fair values of our Natural Gas Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Natural Gas Derivatives are in an asset position. Our derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these derivative activities. We had collateral calls of $11,000 and $132,000 for such contracts, which have

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

not been reflected in the derivative fair value tables, but are included in the other current assets balance as of June 30, 2015 and December 31, 2014, respectively.

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value.

The following table (in thousands) shows the fair value and location of our Natural Gas Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2015	December 31, 2014
Natural Gas Derivatives asset	Other current assets	$18	$145

The following table (in thousands) shows the changes in the fair value and settlements of our Natural Gas Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Income during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Natural Gas Derivatives gain (loss)	$(38)	$77	$17	$319

Balance Sheet Presentation

Our Natural Gas Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our Natural Gas Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2015
Natural Gas Derivatives	$27	$(9)	$18
As of December 31, 2014
Natural Gas Derivatives	147	(2)	145

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Interest expense	$14,959	$14,959
LNG terminal costs	6,477	1,077
Total accrued liabilities	$21,436	$16,036

NOTE 6—LONG-TERM DEBT

As of June 30, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	Interest	June 30,	December 31,
	Rate	2015	2014
Long-term debt
2016 Senior Notes	7.500%	$1,665,500	$1,665,500
2020 Senior Notes	6.500%	420,000	420,000
Total long-term debt		2,085,500	2,085,500
Long-term debt discount
2016 Senior Notes		(6,651)	(8,998)
Total long-term debt, net		$2,078,849	$2,076,502

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Senior Notes

Under the Senior Notes Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied as described in Note 2—Restricted Cash. During the six months ended June 30, 2015 and 2014, we made distributions of $199.6 million and $173.0 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Senior Notes, net of discount	$1,658,849	$1,745,939	$1,656,502	$1,718,621
2020 Senior Notes	420,000	435,750	420,000	428,400

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2015 and December 31, 2014, as applicable.

NOTE 7—RELATED PARTY TRANSACTIONS

Terminal Use Agreement

SPL, a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with us as a result of an assignment in July 2012 by Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s facilities under construction. We entered into a terminal use rights assignment and agreement (the “TURA”) with SPL and Cheniere Investments pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by SPL will increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed SPL’s obligations under the TUA and the obligations of Cheniere Investments under the TURA.

Services Agreements

We have entered into a long-term operation and maintenance agreement (the “O&M Agreement”) with Cheniere Investments pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. We incur a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between the parties at the beginning of each operating year. In addition, we incur costs to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses. Cheniere Investments provides the services required under the O&M Agreement pursuant to a secondment agreement with a wholly owned subsidiary of Cheniere.

We have entered into a long-term management services agreement (the “MSA”) with Cheniere Terminals, a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals manages the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We incur a monthly fixed fee of $520,000 (indexed for inflation) under the MSA.

As of June 30, 2015 and December 31, 2014, we had $5.8 million and $1.9 million, respectively, of advances to affiliates under the foregoing services agreements. During the three months ended June 30, 2015 and 2014, we recorded general and administrative expense—affiliate of $2.9 million and $3.1 million, respectively, and operating and maintenance expense—affiliate

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

of $5.2 million and $4.2 million, respectively, under the foregoing services agreements. During the six months ended June 30, 2015 and 2014, we recorded general and administrative expense—affiliate of $5.6 million and $6.0 million, respectively, and operating and maintenance expense—affiliate of $9.0 million and $8.0 million, respectively, under the foregoing services agreements.

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

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of June 30, 2015 and December 31, 2014, we had $22.1 million and $19.6 million, respectively, of other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

Contracts for Sale and Purchase of Natural Gas and LNG

We are able to sell and purchase natural gas and LNG under agreements with Cheniere Marketing. Under these agreements, we purchase natural gas or LNG from Cheniere Marketing at a sales price equal to the actual purchase price paid by Cheniere Marketing to suppliers of the natural gas or LNG, plus any third-party costs incurred by Cheniere Marketing with respect to the receipt, purchase and delivery of the natural gas or LNG to our LNG terminal. As a result, we record the purchases of natural gas and LNG from Cheniere Marketing to be utilized as fuel to operate our LNG terminal as operating and maintenance expense.

We recorded operating and maintenance expense of $1.1 million and $0.7 million in the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $1.2 million in the six months ended June 30, 2015 and 2014, respectively, of natural gas purchased from Cheniere Marketing under these agreements. We recorded revenues of $4.1 million and $0.1 million in the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $0.1 million in the six months ended June 30, 2015 and 2014, respectively, for natural gas sold to Cheniere Marketing under these agreements.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Tug Services, our wholly owned subsidiary, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate of $0.7 million pursuant to this agreement in each of the three months ended June 30, 2015 and 2014. Tug Services recorded revenues—affiliate of $1.4 million pursuant to this agreement in each of the six months ended June 30, 2015 and 2014.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Site Sublease Agreement

We have entered into agreements with SPL to sublease a portion of the LNG terminal site for its liquefaction project. The annual sublease payment is $1.0 million. The initial term of the sublease expires on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.1 million of sublease revenue from SPL as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the three months ended June 30, 2015 and 2014. We recognized $0.2 million of sublease revenue from SPL as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the six months ended June 30, 2015 and 2014.

LNG Terminal Export Agreement

In January 2010, we and Cheniere Marketing entered into an LNG Terminal Export Agreement that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We did not record any revenues associated with this agreement during the three and six months ended June 30, 2015 and 2014.

Cooperation Agreement
We have entered into an agreement with SPL to allow SPL to retain and acquire certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating SPL’s facilities under construction. In consideration for the access we have given, SPL has agreed to transfer title to us of certain facilities, equipment and modifications, which we are obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, SPL conveyed to us $80.5 million of assets for each of the three and six months ended June 30, 2015 and zero and $0.7 million of assets for the three and six months ended June 30, 2014, respectively.

State Tax Sharing Agreement

In November 2006, we entered into a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after January 1, 2008.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid during the year for interest, net of amounts capitalized and deferred	$76,106	$76,106
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	55	—
Non-cash contributions from limited partner for conveyance of assets under Cooperation Agreement	80,515	—
Non-cash contributions from limited partner for certain operating activities	2,886	—

NOTE 9—RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

within that reporting period, with earlier adoption not permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

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

In February 2015, the FASB amended its guidance on consolidation analysis. This amendment primarily affects asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Balance Sheets.

In July 2015, the FASB issued revised guidance related to the measurement of inventory. Inventory would be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. This guidance should be adopted prospectively. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2015, we had $6.0 million of cash and cash equivalents and $91.1 million of current and non-current restricted cash, which is restricted to pay interest on the Senior Notes described below.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL, a wholly owned subsidiary of Cheniere Partners (NYSE MKT: CQP), a publicly traded partnership which indirectly owns us. SPL is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s liquefaction facilities under construction at our LNG terminal. We entered into a terminal use rights assignment and agreement (the “TURA”) with SPL and Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of SPL under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal.

Capital Resources

As of June 30, 2015, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem all or part of our 2016 Senior Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the 2016 Senior Notes; or

•
the excess of: (1) the present value at such redemption date of (a) the redemption price of the 2016 Senior Notes plus (b) all required interest payments due on the 2016 Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (2) the principal amount of the 2016 Senior Notes, if greater.

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

Pursuant to the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the six months ended June 30, 2015 and 2014, we made distributions of $199.6 million and $173.0 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2015	2014
Sources of cash and cash equivalents
Operating cash flow	$148,765	$145,225
Capital contributions from Cheniere Partners	52,400	18,200
Total sources of cash and cash equivalents	201,165	163,425

Uses of cash and cash equivalents
Distributions to limited partner	(199,551)	(173,016)
Property, plant and equipment, net	(1,037)	(64)
Total uses of cash and cash equivalents	(200,588)	(173,080)

Net increase (decrease) in cash and cash equivalents	577	(9,655)
Cash and cash equivalents—beginning of period	5,460	14,994
Cash and cash equivalents—end of period	$6,037	$5,339

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $148.8 million and $145.2 million in the six months ended June 30, 2015 and 2014, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The increased operating cash flow and the increased capital contributions from Cheniere Partners primarily resulted from the purchase of LNG cargoes used to maintain cryogenic readiness of our LNG terminal. Our TUA customers are obligated to fully reimburse us for their proportional share of the cost of these LNG cargoes.

Distributions to Limited Partner

We made $199.6 million and $173.0 million of distributions to our limited partner in the six months ended June 30, 2015 and 2014, respectively. The increase in distributions to our limited partner in the six months ended June 30, 2015, primarily resulted from the capital contributions from Cheniere Partners.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the three and six months ended June 30, 2015, as compared to the respective periods in 2014. We do not expect significant changes in our revenues or operating costs and expenses until SPL begins commercial operations of its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of LNG loading and tug fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Part 1. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 9—Recent Accounting Standards.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sales of our LNG inventory (“Natural Gas Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Natural Gas Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our Natural Gas Derivatives was $0.2 million as of June 30, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

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

SABINE PASS LNG, L.P.

		By:	Sabine Pass LNG-GP, LLC,
its general partner

Date:	July 30, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	July 30, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)