Form 10-Q
period 2015-09-30
Sabine Pass LNG, L.P.
filed 2015-10-30
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

SABINE PASS LNG, L.P.
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
Train	a refrigerant compressor train used in the industrial process to convert natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
Tug Services	Sabine Pass Tug Services, LLC
SPL	Sabine Pass Liquefaction, LLC

Unless the context requires otherwise, references to “SPLNG,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary.

PART I.        FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
SABINE PASS LNG, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$8,134	$5,460
Restricted cash	53,013	14,959
Accounts receivable—affiliate	1,423	1,055
Advances to affiliate	14,966	1,868
LNG inventory	6,892	1,987
Other current assets	5,842	4,301
Total current assets	90,270	29,630

Non-current restricted cash	76,106	76,106
Property, plant and equipment, net	1,442,010	1,392,443
Debt issuance costs, net	9,482	12,643
Other non-current assets	22,224	19,802
Total assets	$1,640,092	$1,530,624
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$1,026	$408
Accrued liabilities	58,999	16,036
Due to affiliates	8,116	2,266
Deferred revenue	26,653	26,655
Deferred revenue—affiliate	21,836	21,839
Total current liabilities	116,630	67,204

Long-term debt, net of discount	2,080,023	2,076,502
Non-current deferred revenue	10,500	13,500
Non-current deferred revenue—affiliate	22,080	19,626
Other non-current liabilities	176	185
Other non-current liabilities—affiliate	212	78

Partners’ deficit	(589,529)	(646,471)
Total liabilities and partners’ deficit	$1,640,092	$1,530,624

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Revenues	$66,597	$66,890	$199,805	$200,141
Revenues—affiliates	64,222	64,111	192,586	192,634
Total revenues	130,819	131,001	392,391	392,775

Operating costs and expenses
Operating and maintenance expense	6,932	8,621	24,915	24,216
Operating and maintenance expense—affiliate	7,067	3,789	15,788	11,592
Depreciation expense	11,583	10,623	33,430	31,844
General and administrative expense	1,120	637	2,545	1,312
General and administrative expense—affiliate	2,387	2,971	8,017	8,947
Total operating costs and expenses	29,089	26,641	84,695	77,911

Income from operations	101,730	104,360	307,696	314,864

Other income (expense)
Interest expense	(40,292)	(40,293)	(120,842)	(120,843)
Other income	27	3	58	10
Total other expense	(40,265)	(40,290)	(120,784)	(120,833)

Net income	$61,465	$64,070	$186,912	$194,031

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2014	$—	$(646,471)	$(646,471)
Net income	—	186,912	186,912
Capital contributions from Cheniere Partners	—	52,400	52,400
Non-cash contributions from limited partner	—	85,566	85,566
Distributions to limited partner	—	(267,936)	(267,936)
Balance at September 30, 2015	$—	$(589,529)	$(589,529)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$186,912	$194,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	33,430	31,844
Amortization of debt issuance costs and discount	6,683	6,683
Other	1,313	33
Other—affiliate	5,051	—
Changes in restricted cash for certain operating activities	(38,054)	(38,053)
Changes in operating assets and liabilities:
Accounts and interest receivable	(33)	(19,567)
Accounts receivable—affiliate	(500)	(12,913)
Advances to affiliate	(13,098)	(360)
LNG inventory	(6,122)	(2,197)
Accounts payable and accrued liabilities	42,676	39,979
Due to affiliates	5,851	(10,263)
Deferred revenue	(3,003)	(2,955)
Other, net	(3,892)	(738)
Other—affiliate	2,584	45
Net cash provided by operating activities	219,798	185,569

Cash flows from investing activities
Property, plant and equipment, net	(1,588)	(275)
Net cash used in investing activities	(1,588)	(275)

Cash flows from financing activities
Capital contributions from Cheniere Partners	52,400	43,015
Distributions to limited partner	(267,936)	(237,679)
Net cash used in financing activities	(215,536)	(194,664)

Net increase (decrease) in cash and cash equivalents	2,674	(9,370)
Cash and cash equivalents—beginning of period	5,460	14,994
Cash and cash equivalents—end of period	$8,134	$5,624

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

Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

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

As of September 30, 2015 and December 31, 2014, we classified $53.0 million and $15.0 million, respectively, as current restricted cash for the payment of current interest due. As of both September 30, 2015 and December 31, 2014, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash.

See Note 6—Long-Term Debt for additional details about our long-term debt.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$1,723,534	$1,643,018
LNG terminal construction-in-process	2,514	27
LNG site and related costs, net	136	142
Accumulated depreciation	(284,265)	(250,954)
Total LNG terminal costs, net	1,441,919	1,392,233
Fixed assets
Machinery and equipment	1,169	1,169
Computer and office equipment	424	424
Vehicles	654	654
Other	670	697
Accumulated depreciation	(2,826)	(2,734)
Total fixed assets, net	91	210
Property, plant and equipment, net	$1,442,010	$1,392,443

NOTE 4—DERIVATIVE INSTRUMENTS

During the second quarter of 2013, we began to enter into forward contracts under an International Swaps and Derivatives Association master agreement with Cheniere Marketing, a wholly owned subsidiary of Cheniere, to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal (“Fuel Derivatives”). We elected to account for these Fuel Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Income until the period of delivery. We had not posted collateral for such forward contracts as of September 30, 2015 and December 31, 2014.

Additionally, we have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (collectively with Fuel Derivatives, “Natural Gas Derivatives”).

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, which are classified as other current assets in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Natural Gas Derivatives asset	$—	$47	$—	$47	$—	$145	$—	$145

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Natural Gas Derivatives are in an asset position. Our derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these derivative activities. We had collateral calls of $29,000 and $132,000 for such contracts, which have

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

not been reflected in the derivative fair value tables, but are included in the other current assets balance as of September 30, 2015 and December 31, 2014, respectively.

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value.

The following table (in thousands) shows the fair value and location of our Natural Gas Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2015	December 31, 2014
Natural Gas Derivatives asset	Other current assets	$47	$145

The following table (in thousands) shows the changes in the fair value and settlements of our Natural Gas Derivatives recorded in operating and maintenance expense on our Consolidated Statements of Income during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Natural Gas Derivatives gain	$79	$65	$96	$384

Balance Sheet Presentation

Our Natural Gas Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our Natural Gas Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2015
Natural Gas Derivatives	$53	$(6)	$47
As of December 31, 2014
Natural Gas Derivatives	147	(2)	145

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Interest expense	$53,013	$14,959
LNG terminal costs	5,986	1,077
Total accrued liabilities	$58,999	$16,036

NOTE 6—LONG-TERM DEBT

As of September 30, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	Interest	September 30,	December 31,
	Rate	2015	2014
Long-term debt
2016 Senior Notes	7.500%	$1,665,500	$1,665,500
2020 Senior Notes	6.500%	420,000	420,000
Total long-term debt		2,085,500	2,085,500
Long-term debt discount
2016 Senior Notes		(5,477)	(8,998)
Total long-term debt, net		$2,080,023	$2,076,502

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Senior Notes

Under the Senior Notes Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied as described in Note 2—Restricted Cash. During the nine months ended September 30, 2015 and 2014, we made distributions of $267.9 million and $237.7 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Senior Notes, net of discount	$1,660,023	$1,684,923	$1,656,502	$1,718,621
2020 Senior Notes	420,000	410,550	420,000	428,400

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2015 and December 31, 2014, as applicable.

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

Services Agreements

We have entered into a long-term operation and maintenance agreement (the “O&M Agreement”) with Cheniere Investments pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. We incur a fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, which is recorded as general and administrative expense—affiliate on our Consolidated Statements of Income, and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between the parties at the beginning of each operating year. In addition, we incur costs to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses.

We have entered into a long-term management services agreement (the “MSA”) with Cheniere Terminals, a wholly owned subsidiary of Cheniere, pursuant to which Cheniere Terminals manages the operation of our LNG receiving terminal, excluding those matters provided for under the O&M Agreement. We incur a monthly fixed fee of $520,000 (indexed for inflation) under the MSA, which is recorded as general and administrative expense—affiliate on our Consolidated Statements of Income.

As of September 30, 2015 and December 31, 2014, we had $15.0 million and $1.9 million, respectively, of advances to affiliates under the foregoing services agreements. During the three months ended September 30, 2015 and 2014, we recorded general and administrative expense—affiliate of $2.4 million and $3.0 million, respectively, and operating and maintenance expense—affiliate of $7.3 million and $3.9 million, respectively, under the foregoing services agreements. During the nine months ended

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

September 30, 2015 and 2014, we recorded general and administrative expense—affiliate of $8.0 million and $8.9 million, respectively, and operating and maintenance expense—affiliate of $16.3 million and $12.0 million, respectively, under the foregoing services agreements.

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

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of September 30, 2015 and December 31, 2014, we had $22.1 million and $19.6 million, respectively, of other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

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

We recorded operating and maintenance expense of $1.1 million and $0.9 million in the three months ended September 30, 2015 and 2014, respectively, and $3.7 million and $2.1 million in the nine months ended September 30, 2015 and 2014, respectively, of natural gas purchased from Cheniere Marketing under these agreements. We recorded revenues of $4.4 million and $0.3 million in the three months ended September 30, 2015 and 2014, respectively, and $9.8 million and $0.5 million in the nine months ended September 30, 2015 and 2014, respectively, for natural gas sold to Cheniere Marketing under these agreements.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Tug Services, our wholly owned subsidiary, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate of $0.7 million pursuant to this agreement in each of the three months ended September 30, 2015 and 2014. Tug Services recorded revenues—affiliate of $2.1 million pursuant to this agreement in each of the nine months ended September 30, 2015 and 2014.

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Site Sublease Agreement

We have entered into agreements with SPL to sublease a portion of the LNG terminal site for its liquefaction project. The annual sublease payment is $1.0 million. The initial term of the sublease expires on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.2 million and $0.1 million of sublease revenue from SPL as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, respectively. We recognized $0.5 million and $0.4 million of sublease revenue from SPL as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014, respectively.

LNG Terminal Export Agreement

In January 2010, we entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing the ability to export LNG from our LNG terminal.  We did not record any revenues associated with this agreement during the three and nine months ended September 30, 2015 and 2014.

Cooperation Agreement
We have entered into an agreement with SPL to allow SPL to retain and acquire certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating SPL’s facilities under construction. In consideration for the access we have given, SPL has agreed to transfer title to us of certain facilities, equipment and modifications, which we are obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, SPL conveyed to us zero and $80.5 million of assets for the three and nine months ended September 30, 2015, respectively, and zero and $0.7 million of assets for the three and nine months ended September 30, 2014, respectively.

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

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2015	2014
Cash paid during the year for interest	$76,106	$76,106
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	898	—
Non-cash contributions for conveyance of assets under Cooperation Agreement	80,515	745
Non-cash contributions from limited partner for certain operating activities	5,051	—

NOTE 9—RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier adoption is permitted as of annual reporting periods beginning after December 15, 2016. This

SABINE PASS LNG, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

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

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In August 2015, the FASB further issued guidance clarifying the SEC staff’s position on presentation and subsequent measurement of debt issuance costs incurred in connection with line of credit arrangements. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Balance Sheets.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2015, we had $8.1 million of cash and cash equivalents and $129.1 million of current and non-current restricted cash, which is restricted to pay interest on the Senior Notes described below.

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

Capital Resources

As of September 30, 2015, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

We may redeem all or part of our 2016 Senior Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the 2016 Senior Notes; or

•
the excess of: (1) the present value at such redemption date of (a) the redemption price of the 2016 Senior Notes plus (b) all required interest payments due on the 2016 Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (2) the principal amount of the 2016 Senior Notes if greater.

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

Pursuant to the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the nine months ended September 30, 2015 and 2014, we made distributions of $267.9 million and $237.7 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2015	2014
Sources of cash and cash equivalents
Operating cash flow	$219,798	$185,569
Capital contributions from Cheniere Partners	52,400	43,015
Total sources of cash and cash equivalents	272,198	228,584

Uses of cash and cash equivalents
Distributions to limited partner	(267,936)	(237,679)
Property, plant and equipment, net	(1,588)	(275)
Total uses of cash and cash equivalents	(269,524)	(237,954)

Net increase (decrease) in cash and cash equivalents	2,674	(9,370)
Cash and cash equivalents—beginning of period	5,460	14,994
Cash and cash equivalents—end of period	$8,134	$5,624

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $219.8 million and $185.6 million in the nine months ended September 30, 2015 and 2014, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The increased operating cash flow and the increased capital contributions from Cheniere Partners primarily resulted from the purchase of LNG cargoes used to maintain cryogenic readiness of our LNG terminal. Our TUA customers are obligated to fully reimburse us for their proportional share of the cost of these LNG cargoes.

Distributions to Limited Partner

We made $267.9 million and $237.7 million of distributions to our limited partner in the nine months ended September 30, 2015 and 2014, respectively. The increase in distributions to our limited partner in the nine months ended September 30, 2015, primarily resulted from the capital contributions from Cheniere Partners.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the three and nine months ended September 30, 2015, as compared to the respective periods in 2014. We do not expect significant changes in our revenues or operating costs and expenses until SPL begins commercial operations of its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of LNG loading and tug fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or results of operations.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sales of our LNG inventory (“Natural Gas Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Natural Gas Derivatives. The VaR is calculated using the Monte Carlo simulation method. The VaR related to our Natural Gas Derivatives was $0.2 million as of September 30, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2015, there were no pending legal matters that could reasonably be expected to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5.     OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

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

SABINE PASS LNG, L.P.

		By:	Sabine Pass LNG-GP, LLC,
its general partner

Date:	October 29, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 29, 2015	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)