Form 10-K
period 2015-12-31
Sabine Pass LNG, L.P.
filed 2016-02-19
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Note: As a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements.
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

SABINE PASS LNG, L.P.
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this annual report, the terms listed below have the following meanings:
Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Holdings	Cheniere Energy Partners LP Holdings, LLC
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Terminals	Cheniere LNG Terminals, LLC
Sabine Pass GP	Sabine Pass LNG-GP, LLC
Sabine Pass LP	Sabine Pass LNG-LP, LLC
Tug Services	Sabine Pass Tug Services, LLC
SPL	Sabine Pass Liquefaction, LLC

Unless the context requires otherwise, references to “SPLNG,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary.

ii

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

iii

PART I

ITEMS 1. and 2.	BUSINESS AND PROPERTIES

General

In 2003, we were formed by Cheniere to own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine-Neches Waterway (our “LNG terminal”). We are a Houston-based partnership formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, both indirect subsidiaries of Cheniere. Cheniere has an 80.1% ownership in Cheniere Holdings, which in turn has a 55.9% ownership interest in Cheniere Partners. Cheniere Partners is the 100% parent of Cheniere Investments, which in turn is the 100% parent of Sabine Pass GP and Sabine Pass LP and, indirectly, us.

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

Our Business
We have constructed and are operating the regasification facilities at Sabine Pass LNG terminal located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. We have long-term leases for three tracts of land consisting of 883 acres. We are currently operating our LNG terminal that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with operational regasification capacity of approximately 4.0 Bcf/d.

SPL, a wholly owned subsidiary of Cheniere Partners, is developing liquefaction facilities adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  Cheniere Partners has reported that SPL has entered into six fixed price, 20-year SPAs with third parties for the export of natural gas. We have entered into a facilities sharing agreement with SPL to allow for the interconnection of the liquefaction facilities with our LNG terminal. We do not anticipate incurring any significant costs in connection with such interconnection. Although it is anticipated that our operating costs will increase once the liquefaction facilities commence operations as a result of greater utilization of our LNG terminal by SPL under its TUA, the increase in fees that SPL will be required to pay us under its TUA will more than cover our increased costs.

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
The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s liquefaction facilities under construction. We entered into a terminal use rights assignment and agreement (“TURA”) with SPL and Cheniere Investments, pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA during construction of SPL’s liquefaction facilities at our LNG terminal and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of SPL under its TUA and the obligations of Cheniere Investments under the TURA.

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

In 2002, the FERC concluded that it would apply light-handed regulation over the rates, terms and conditions agreed to by parties for LNG terminalling services, such that LNG terminal owners would not be required to provide open-access service at non-discriminatory rates or maintain a tariff or rate schedule on file with the FERC, as distinguished from the requirements applied to FERC-regulated natural gas pipelines. The Energy Policy Act of 2005 (the “EPAct”) codified the FERC’s policy, but those provisions expired on January 1, 2015. Nonetheless, we see no indication that the FERC intends to modify its longstanding policy of light-handed regulation of LNG terminals.

In 2005, the EPAct was signed into law. The EPAct established or clarified the FERC’s exclusive authority to approve or deny an application for the siting, construction, expansion or operation of an LNG terminal, although except as specifically provided in the EPAct, nothing in the EPAct is intended to affect applicable law related to any other federal agency’s authorities or responsibilities related to LNG terminals. The EPAct amended Section 3 of the NGA to prohibit market manipulation and increased civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC, up to $1.0 million per day per violation. In accordance with the EPAct, the FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.

Other Governmental Permits, Approvals and Authorizations

In addition to the FERC authorization under Section 3 of the NGA, the operation of our LNG terminal is also subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including the U.S. Department of Energy, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National

Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, U.S. Environmental Protection Agency (the “EPA”) and U.S. Department of Homeland Security.

Our LNG terminal is subject to U.S. Department of Transportation safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security.

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of certain classes of swaps as designated by the CFTC, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) establish position limits on certain swaps and futures products, and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. As required by the Dodd-Frank Act, the CFTC, the SEC and other regulators have been promulgating rules and regulations implementing the regulatory provisions of the Dodd-Frank Act, although neither the CFTC nor the SEC has yet adopted or implemented all of the rules required by the Dodd-Frank Act. In addition, the CFTC and its staff regularly issue rule amendments and guidance, policy statements and letters interpreting or taking no-action positions, including time-limited no action positions, regarding the derivatives provisions of the Dodd-Frank Act and the rules of the CFTC under these provisions.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules imposing new position limits on futures contracts, options contracts and economically equivalent physical commodity swaps traded on registered swap trading platforms and on over-the-counter swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has proposed position limits rules that would modify and expand the applicability of position limits on the amounts of certain core futures contracts and economically equivalent futures contracts, options contracts and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Pursuant to rules adopted by the CFTC, six classes of over-the-counter (“OTC”) interest rate and credit default swaps must be cleared through a derivatives clearing organization and executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate any other classes of swaps, including swaps relating to physical commodities, for mandatory clearing, but could do so in the future. Although we expect to qualify for the “end-user exception” from the mandatory clearing and exchange-trading requirements applicable to any swaps that we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, including our counterparties (who may be registered as Swap Dealers), with respect to other swaps, and the application of such rules may change the cost and availability of the swaps that we use for hedging.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules do not require collection of margin from commercial end users who qualify for the end user exception from the mandatory clearing requirement or certain other counterparties. We expect to qualify as such a commercial end user with respect to the swaps that we enter into to hedge our commercial risks. The Dodd-Frank Act’s swaps regulatory provisions and the related rules may also adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

Under the Commodity Exchange Act as amended by the Dodd-Frank Act, the CFTC is directed generally to prevent manipulation, including by fraudulent or deceptive practices, in two markets: (1) physical commodities traded in interstate commerce, including physical energy and other commodities, as well as (2) financial instruments, such as futures, options and swaps. Pursuant to the Dodd-Frank Act, the CFTC has adopted additional anti-manipulation and anti-disruptive trading practices regulations that prohibit, among other things, manipulative or deceptive schemes in the physical commodities, futures, options and swaps markets. Should we violate these laws and regulations, we could be subject to a CFTC enforcement action and material penalties, possibly resulting in changes in the rates we can charge.

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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of greenhouse gas (“GHG”) emissions from stationary fuel combustion sources as well as all fugitive emissions throughout LNG terminals. From time to time, Congress has considered proposed legislation directed at reducing GHG emissions, and the EPA has defined GHG emissions thresholds for requiring certain permits for new and existing industrial sources. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, operating results and cash flows.

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

Employees

We have no employees. We have contracts with subsidiaries of Cheniere and Cheniere Partners for operations, maintenance and management services. As of January 31, 2016, Cheniere and its subsidiaries had 888 full-time employees, including 488 employees who directly supported our LNG terminal. See Note 9—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of these arrangements.

Available Information

Our principal executive offices are located at 700 Milam Street, Suite 1900, Houston, Texas 77002, and our telephone number is (713) 375-5000. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports with SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports and other information regarding issuers, like us, that file electronically with the SEC.

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

As of December 31, 2015, we had $2.1 billion of total consolidated indebtedness outstanding (before debt discounts). We may not be able to access external financial resources sufficient to enable us to refinance or repay our maturing debt. A variety of factors beyond our control could impact our ability to refinance our debt, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets.

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

Our future results and liquidity are dependent upon performance by Chevron and Total, each of which has entered into a TUA with us and agreed to pay us approximately $125 million annually, and with SPL, which is required to pay us approximately $250 million annually in fixed fees. We are dependent on each customer’s continued willingness and ability to perform its obligations under its TUA. We are also exposed to the credit risk of the guarantors of these customers’ obligations under their respective TUAs in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA.

SPL continues to develop its business and has recently incurred significant indebtedness in connection with constructing the first five of six proposed liquefaction trains at our LNG terminal adjacent to our existing regasification facilities. Cheniere Partners has reported that it will be early 2016 at the earliest before commercial operations, and therefore cash flows under SPL’s SPAs, commence for the first liquefaction train. In the meantime, Cheniere Investments has obtained rights to utilize SPL’s TUA capacity during construction of the first four liquefaction trains at our LNG terminal, which Cheniere Investments has in turn contracted with Cheniere Marketing, a wholly owned subsidiary of Cheniere, to utilize. Cheniere Partners has guaranteed the obligations of SPL and Cheniere Investments, and Cheniere has guaranteed the obligations of Cheniere Marketing. However, neither Cheniere Investments nor Cheniere Marketing has a credit rating, neither has unconditional agreements or arrangements for any supplies of LNG or for the utilization of the reserved capacity, neither may be able to obtain such agreements or arrangements on economic terms, or at all, and neither may have the credit support and funding available to enter into such agreements or arrangements. These factors create financial obstacles and exacerbate the risk that neither Cheniere Investments nor Cheniere Marketing, and in turn, SPL, will be able to satisfy the payment obligations under SPL’s TUA, which could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We may be restricted under the terms of the indentures governing the Senior Notes (the “Senior Notes Indentures”) from making distributions under certain circumstances, which may limit SPL’s ability to make payments under its TUA with us.

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
Our inability to pay distributions or to incur additional indebtedness as a result of the foregoing restrictions in the Senior Notes Indentures may inhibit SPL’s ability to make payments under its TUA with us, which in turn could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

The Senior Notes Indentures may prevent us from engaging in certain beneficial transactions.

In addition to restrictions on our ability to make distributions or incur additional indebtedness, the Senior Notes Indentures also contains various other covenants that may prevent us from engaging in beneficial transactions, including limitations on the ability of us or our subsidiary to:

•	make certain investments;

•	purchase, redeem or retire equity interests;

•	issue preferred stock;

•	sell or transfer assets;

•	incur liens;

•	enter into transactions with affiliates;

•	consolidate, merge, sell or lease all or substantially all of its assets; and

•	enter into sale and leaseback transactions.

Our use of hedging arrangements may adversely affect our future operating results or liquidity.

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

The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal regulation of the over-the-counter (“OTC”) derivatives market and made other amendments to the Commodity Exchange Act that are relevant to our business. The provisions of Title VII of the Dodd-Frank Act and the rules adopted thereunder by the Commodity Futures Trading Commission (“CFTC”), the SEC and other federal regulators may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal.

The CFTC has proposed new rules setting limits on the positions in certain core futures contracts, economically equivalent futures contracts, options contracts and swaps for or linked to certain physical commodities, including Henry Hub natural gas, held by market participants, with limited exemptions for certain bona fide hedging and other types of transactions. Under the CFTC’s proposed rules regarding aggregation of positions, a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled party with its own positions for purposes of determining compliance with position limits unless an exemption applies. Upon the adoption and effectiveness of final CFTC position limits and aggregation rules, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits and aggregation rules may become final and effective.

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms. The CFTC has designated six classes of interest rate swaps and credit default swaps for mandatory clearing, but has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered into to hedge our commercial risks, if we fail to qualify for that exception as to any swap we enter into and have to clear that swap through a derivatives clearing organization, we could be required to post margin with respect to such swap, our cost of entering into and maintaining such swap could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.

As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect margin with respect to uncleared swaps from their counterparties that are financial end users and certain registered swap dealers and major swap participants. The requirements of those rules are to be phased in commencing on September 1, 2016. Although we believe we will qualify as a non-financial end user for purposes of these rules, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. Our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

The Dodd-Frank Act also imposes regulatory requirements on swaps market participants, including swap dealers and other swaps entities as well as certain regulations on end users of swaps, including regulations relating to swap documentation, reporting and recordkeeping, and certain business conduct rules applicable to swap dealers and other swaps entities. Together with the Basel III capital requirements on certain swaps market participants, these regulations could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral ), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.

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

We may be required to purchase natural gas to provide fuel at our LNG terminal, which would increase operating costs and could have a material adverse effect on our operating results.

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

As of January 31, 2016, Cheniere and its subsidiaries had 888 full-time employees, including 488 employees who directly supported our LNG terminal operations. We have contracted with subsidiaries of Cheniere and Cheniere Partners to provide the personnel necessary for the operation, maintenance and management of our LNG terminal. We face competition for these highly skilled employees in the immediate vicinity of our LNG terminal and more generally from the Gulf Coast hydrocarbon processing and construction industries. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult to attract and retain personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. In addition, we have entered into a TUA with SPL, under which SPL will be able to derive economic benefits. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand.

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
The operation of our LNG terminal is subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG, and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from our LNG terminal;

•	competitive liquefaction capacity in North America;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	decreased oil and natural gas exploration activities, which may decrease the production of natural gas;

•	cost improvements that allow competitors to offer LNG regasification services or provide liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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

Our LNG terminal operations are dependent upon the ability of our TUA customers to import LNG supplies into the United States, which is primarily dependent upon LNG being a competitive source of energy in North America. In North America, due mainly to a historically abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the regasification services component of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to North America at a lower cost than the cost to produce some domestic supplies of natural gas, or other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas have recently been and may continue to be discovered in North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than imported LNG.

One of our TUA customers, SPL, will also be affected by the ability to export LNG at its proposed liquefaction facilities, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of SPL’s business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North

America and delivered to international markets at a lower cost than the cost of other alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside North America, which could further increase the available supply of natural gas and could result in natural gas being available at a lower cost than LNG exported to these markets.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the United States, may also impede the willingness or ability of LNG suppliers and merchants in such countries to import or export LNG from or to the United States. Furthermore, some foreign suppliers of LNG may have economic or other reasons to obtain their LNG from, or direct their LNG to, non-United States markets or from or to our competitors’ LNG facilities in the United States. In addition to natural gas, LNG also competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy, which may become available at a lower cost in certain markets.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate and restrict, among other things, discharges to air, land and water, with particular respect to the protection of the environment; the handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our LNG terminal and for resulting damage to natural resources.

The Obama Administration is pursuing a number of regulatory and policy initiatives to reduce GHG emissions in the United States from a variety of sources.  For example, in October 2015, the EPA promulgated a final rule to implement the Obama Administration’s Clean Power Plan, which is designed to reduce GHG emissions from power plants in the United States.  Other federal and state initiatives are being considered or may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, a carbon emissions tax, or cap-and-trade programs.  Such initiatives could affect the demand for or cost of natural gas, which we consume at the Sabine Pass LNG terminal, or could increase compliance costs for our operations.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to our LNG terminal through the Sabine-Neches Waterway less than four miles from the Gulf Coast, could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are dependent upon the available labor pool of skilled employees. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to operate our LNG terminal and to provide our customers with the highest quality service. Our affiliates who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. For example, in the aftermaths of Hurricanes Katrina and Rita, Bechtel Corporation and certain subcontractors temporarily experienced a shortage of available skilled labor necessary to meet the requirements of our construction plan. As a result, we agreed to change orders with our construction contractor concerning additional activities and expenditures to mitigate the hurricanes’ effects on the construction of our LNG terminal. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

Our lack of diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

All of our anticipated revenue in 2016 will be dependent upon one facility, our LNG terminal located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at our LNG terminal, or in the LNG industry, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

We may incur impairments to long-lived assets.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, reduced estimates of future cash flows for our business or disruptions to our business could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our Consolidated Financial Statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2015, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED PARTNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data set forth below (in thousands) are derived from our audited Consolidated Financial Statements for the periods indicated. The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues (including affiliates)	$523,039	$522,707	$521,552	$523,884	$533,612
Operating costs and expenses (including transactions with affiliates)	120,239	104,719	116,266	97,138	91,244
Income from operations	402,800	417,988	405,286	426,746	442,368
Other expense	(161,023)	(161,099)	(160,993)	(213,941)	(173,454)
Net income	241,777	256,889	244,293	212,805	268,914

	December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$7,642	$5,460	$14,994	$5,202	$4,268
Restricted cash (current)	77,415	14,959	14,959	17,386	13,732
Non-current restricted cash	13,650	76,106	76,106	76,106	82,394
Property, plant and equipment, net	1,435,024	1,392,443	1,433,822	1,476,174	1,514,137
Total assets	1,594,210	1,530,624	1,596,210	1,621,596	1,652,513

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We own and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine-Neches Waterway (our “LNG terminal”). Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2015, we had $7.6 million of cash and cash equivalents and $91.1 million of current and non-current restricted cash, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months. All of our revenues from external customers and long-lived assets for each of the years ended December 31, 2015, 2014 and 2013 are attributed to or located in the United States.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL, a wholly owned subsidiary of Cheniere Partners (NYSE MKT: CQP), a publicly traded partnership which indirectly owns us. SPL is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s liquefaction facilities under construction at our LNG terminal. We entered into a terminal use rights assignment and agreement (the “TURA”) with SPL and Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA during construction of SPL’s liquefaction facilities and our LNG terminal and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Partners has guaranteed the obligations of SPL under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal.

Capital Resources

As of December 31, 2015, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the years ended December 31, 2015, 2014 and 2013, we made distributions of $337.3 million, $346.9 million and $348.9 million , respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

In January 2016, Cheniere Partners engaged 13 financial institutions to act as Joint Lead Arrangers, Mandated Lead Arrangers and other participants to assist in the structuring and arranging of up to approximately $2.8 billion of senior secured credit facilities. Proceeds from these new credit facilities are intended to be used to redeem or repay $1,665.5 million of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes, to pay associated transaction fees, expenses and make-whole amounts, if applicable, and for general business purposes of Cheniere Partners and its subsidiaries.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents (in thousands) for the years ended December 31, 2015, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2015	2014	2013
Sources of cash and cash equivalents
Operating cash flow	$292,493	$294,700	$302,224
Capital contributions from Cheniere Partners	52,400	43,015	56,820
Total sources of cash and cash equivalents	344,893	337,715	359,044

Uses of cash and cash equivalents
Distributions to limited partner	(337,320)	(346,901)	(348,938)
Property, plant and equipment, net	(5,391)	(348)	(116)
Debt issuance costs	—	—	(198)
Total uses of cash and cash equivalents	(342,711)	(347,249)	(349,252)

Net increase (decrease) in cash and cash equivalents	2,182	(9,534)	9,792
Cash and cash equivalents—beginning of period	5,460	14,994	5,202
Cash and cash equivalents—end of period	$7,642	$5,460	$14,994

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $292.5 million, $294.7 million and $302.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers. The decreases in operating cash flow in 2015 and 2014 compared to 2013 and the variance in capital contributions from Cheniere Partners primarily resulted from the amount of LNG cargoes used to maintain cryogenic readiness of our LNG terminal that were purchased in 2015 and 2014. Our TUA customers are obligated to fully reimburse us for their proportional share of the cost of these LNG cargoes.

Distributions to Limited Partner

We made $337.3 million $346.9 million and $348.9 million of distributions to our limited partner in the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in distributions to our limited partner in 2015 and 2014 compared to 2013, primarily resulted from decreased operating cash flow as discussed above.

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations (in thousands) in place as of December 31, 2015:

	Payments Due By Period
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Purchase obligations	$4,125	$4,125	$—	$—	$—
Debt (1)	2,085,500	1,665,500	—	420,000	—
Interest payments (1)	246,453	141,803	54,600	50,050	—
Operating lease obligations (2)	28,738	1,910	3,021	2,996	20,811
Obligations to affiliates (3)	70,763	—	17,330	17,330	36,103
Other	2,453	2,453	—	—	—
Total	$2,438,032	$1,815,791	$74,951	$490,376	$56,914

(1)	Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2015. See Note 8—Long-Term Debt of our Notes to Consolidated Financial Statements.

(2)
Operating lease obligations primarily relate to land sites for our LNG terminal. Minimum lease payments have not been reduced by sublease payments of $17.9 million that we will receive from SPL. A discussion of these obligations can be found in Note 10—Leases of our Notes to Consolidated Financial Statements.

(3)
Obligations arising through intercompany service agreements include only fixed fees and do not include future payments dependent on the operation of any Trains. A discussion of these obligations can be found in Note 9—Related Party Transactions of our Notes to Consolidated Financial Statements.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the year ended December 31, 2015, as compared to the respective periods in 2014 or 2013. We do not expect significant changes in our revenues or operating costs and expenses until SPL begins commercial operations of its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of LNG loading and tug fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Fair Value

When necessary or required by GAAP, we estimate fair value for long-lived assets for impairment testing, initial measurements of AROs and financial instruments that require fair-value disclosure, including debt. When we are required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, we use the cost, income, or market valuation approaches depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk-adjusted discount rate. The market approach is based on management’s best assumptions regarding prices and other relevant information from market transactions involving comparable assets. Such evaluations involve significant judgment and the results are based on expected future events or conditions, such as sales prices, operating costs and the timing thereof, future net cash flows, economic and regulatory climates and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

Impairment of Long-Lived Assets

A long-lived asset, including an intangible asset, is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. We use a variety of fair value measurement techniques when market information for the same or similar assets does not exist. Projections of future operating results and cash flows may vary significantly from results. Management reviews its estimates of cash flows on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 13—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SABINE PASS LNG, L.P.

MANAGEMENT’S REPORT TO THE PARTNERS OF SABINE PASS LNG, L.P.

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Sabine Pass LNG, L.P. and its subsidiary (“SPLNG”).  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  SPLNG’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that SPLNG maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

This annual report does not include an attestation report of SPLNG’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by SPLNG’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of SPLNG’s general partner required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in SPLNG’s Form 10-K.

Sabine Pass LNG, L.P.

By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ Neal A. Shear	By:	/s/ Michael J. Wortley
	Neal A. Shear		Michael J. Wortley
	Interim Chief Executive Officer and Manager (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, LLC and
Partners of Sabine Pass LNG, L.P.:

We have audited the accompanying consolidated balance sheets of Sabine Pass LNG, L.P. and subsidiary (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of income, partners’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sabine Pass LNG, L.P. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP

Houston, Texas
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Sabine Pass LNG-GP, LLC and
Partners of Sabine Pass LNG, L.P.

We have audited the accompanying consolidated statements of income, partners’ deficit, and cash flows of Sabine Pass LNG, L.P. and subsidiary for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sabine Pass LNG, L.P. and subsidiary for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 21, 2014

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$7,642	$5,460
Restricted cash	77,415	14,959
Accounts receivable—affiliate	615	1,055
Advances to affiliate	7,154	1,868
Inventory	9,646	4,957
Other current assets	5,499	1,331
Total current assets	107,971	29,630

Non-current restricted cash	13,650	76,106
Property, plant and equipment, net	1,435,024	1,392,443
Debt issuance costs, net	8,416	12,643
Other non-current assets	24,612	19,802
Other non-current assets—affiliate	4,537	—
Total assets	$1,594,210	$1,530,624
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$2,675	$408
Accrued liabilities	18,877	16,036
Current debt, net	1,661,197	—
Due to affiliates	12,840	2,266
Deferred revenue	26,669	26,655
Deferred revenue—affiliate	21,845	21,839
Total current liabilities	1,744,103	67,204

Long-term debt, net of discount	420,000	2,076,502
Non-current deferred revenue	9,500	13,500
Non-current deferred revenue—affiliate	22,080	19,626
Other non-current liabilities	175	185
Other non-current liabilities—affiliate	236	78

Commitments and contingencies (see Note 11)	—	—

Partners’ deficit	(601,884)	(646,471)
Total liabilities and partners’ deficit	$1,594,210	$1,530,624

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues
Revenues	$265,637	$265,947	$265,153
Revenues—affiliates	257,402	256,760	256,399
Total revenues	523,039	522,707	521,552

Operating costs and expenses
Operating and maintenance expense	35,004	30,777	32,542
Operating and maintenance expense—affiliate	22,792	16,830	25,172
Depreciation expense	44,985	42,465	42,444
General and administrative expense	3,276	2,148	2,844
General and administrative expense—affiliate	14,182	12,499	13,264
Total operating costs and expenses	120,239	104,719	116,266

Income from operations	402,800	417,988	405,286

Other income (expense)
Interest expense	(161,134)	(161,135)	(161,041)
Other income	111	36	48
Total other expense	(161,023)	(161,099)	(160,993)

Net income	$241,777	$256,889	$244,293

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2012	$—	$(552,394)	$(552,394)
Net income	—	244,293	244,293
Capital contributions from Cheniere Partners	—	56,820	56,820
Distributions to limited partner		(348,938)	(348,938)
Balance at December 31, 2013	—	(600,219)	(600,219)
Net income	—	256,889	256,889
Capital contributions from Cheniere Partners		43,015	43,015
Non-cash contributions from limited partner		745	745
Distributions to limited partner	—	(346,901)	(346,901)
Balance at December 31, 2014	—	(646,471)	(646,471)
Net income	—	241,777	241,777
Capital contributions from Cheniere Partners	—	52,400	52,400
Non-cash contributions from limited partner	—	87,730	87,730
Distributions to limited partner	—	(337,320)	(337,320)
Balance at December 31, 2015	$—	$(601,884)	$(601,884)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$241,777	$256,889	$244,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	44,985	42,465	42,444
Amortization of debt issuance costs and discount	8,922	8,922	8,904
Other	887	22	44
Other—affiliate	7,216	—	—
Changes in restricted cash for certain operating activities	—	—	2,427
Changes in operating assets and liabilities:
Accounts and interest receivable	(42)	37	(31)
Accounts receivable—affiliate	307	1,561	(1,266)
Advances to affiliate	(5,286)	2,157	(2,983)
Accounts payable and accrued liabilities	2,360	(6,138)	(751)
Due to affiliates	4,671	(16,456)	12,512
Deferred revenue	(3,986)	(3,938)	(3,947)
Other, net	(11,935)	6,677	529
Other—affiliate	2,617	2,502	49
Net cash provided by operating activities	292,493	294,700	302,224

Cash flows from investing activities
Property, plant and equipment, net	(5,391)	(348)	(116)
Net cash used in investing activities	(5,391)	(348)	(116)

Cash flows from financing activities
Capital contributions from Cheniere Partners	52,400	43,015	56,820
Distributions to limited partner	(337,320)	(346,901)	(348,938)
Debt issuance costs	—	—	(198)
Net cash used in financing activities	(284,920)	(303,886)	(292,316)

Net increase (decrease) in cash and cash equivalents	2,182	(9,534)	9,792
Cash and cash equivalents—beginning of period	5,460	14,994	5,202
Cash and cash equivalents—end of period	$7,642	$5,460	$14,994

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We are a Houston-based Delaware limited partnership formed by Cheniere to own, develop and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine-Neches Waterway (our “LNG terminal”). We were formed with one general partner, Sabine Pass GP, and one limited partner, Sabine Pass LP, both indirect subsidiaries of Cheniere. Cheniere has an 80.1% ownership in Cheniere Holdings, which in turn has a 55.9% ownership interest in Cheniere Partners. Cheniere Partners is the 100% parent of Cheniere Investments, which in turn is the 100% parent of Sabine Pass GP and Sabine Pass LP and, indirectly, us.

Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with GAAP. Our Consolidated Financial Statements include the accounts of SPLNG and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, operating results or cash flows.

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

Recurring fair-value measurements are performed for commodity derivatives as disclosed in Note 6—Derivative Instruments. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable and accounts payable reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 8—Long-Term Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments. Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, intangible assets and AROs.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  For a discussion of revenue from related parties, please read Note 9—Related Party Transactions.  Under each of these TUAs, we are entitled to retain 2% of LNG delivered for each customer’s account at our LNG terminal, which is recognized as revenue as we perform the services set forth in each customer’s TUA.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

Amounts that are designated as restricted cash are contractually restricted as to usage or withdrawal and will not become available to us as cash and cash equivalents. For these amounts, we have presented increases and decreases separately from increases and decreases in cash and cash equivalents in our Consolidated Statements of Cash Flows. These amounts that represent non-cash transactions within our Consolidated Statements of Cash Flows present the effect of sources and uses of restricted cash as they relate to the changes to assets and liabilities in our Consolidated Balance Sheets. Restricted cash is presented on a gross basis within each of those categories so as to reconcile the change in non-cash activity that occurs on the balance sheet from period to period.

Inventory

Inventory is recorded at cost and is subject to lower of cost or market (“LCM”) adjustments at the end of each period. Inventory cost is determined using the average cost method. Our LCM adjustments primarily related to inventory purchased to maintain the cryogenic readiness of our LNG terminal that are recorded in operating and maintenance expense on our Consolidated Statements of Operations. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year. These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.

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

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. We have recorded no impairments related to property, plant and equipment for 2015, 2014 and 2013.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities depending on the derivative position and the expected timing of settlement, unless they satisfy criteria for, and we elect, the normal purchases and sales exception. When we have the contractual right and intend to net settle, derivative assets and liabilities are reported on a net basis.

Changes in the fair value of our derivative instruments are recorded in current earnings, unless we elect to apply hedge accounting and meet specified criteria, including completing contemporaneous hedge documentation. We did not have any derivative instruments designated as cash flow hedges as of December 31, 2015 and 2014.

See Note 6—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred losses related to these balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded as an other current asset. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

We have entered into two long-term TUAs with unaffiliated third parties for regasification capacity at our LNG terminal. We are dependent on the respective counterparties’ creditworthiness and their willingness to perform under their respective TUAs. SPLNG has mitigated this credit risk by securing TUAs for a significant portion of its regasification capacity with creditworthy third-party customers with a minimum Standard & Poor’s rating of AA.

Debt

Our debt consists of current and long-term secured debt securities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

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

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized to interest expense over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off to loss on early extinguishment of debt.

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

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

At December 31, 2015, the tax basis of our assets and liabilities was $548.5 million less than the reported amounts of our assets and liabilities.

Pursuant to the indentures governing our long-term debt (the “Senior Notes Indentures”), we are permitted to make distributions (“Tax Distributions”) for any fiscal year or portion thereof in which we are a limited partnership, disregarded entity or other substantially similar pass-through entity for federal and state income tax purposes. The permitted Tax Distributions are equal to the tax that we would owe if we were a corporation subject to federal and state income tax that filed separate federal and state income tax returns, excluding the amounts covered by the State Tax Sharing Agreement discussed in Note 9—Related Party Transactions. The Tax Distributions are limited to the amount of federal and/or state income taxes paid by Cheniere to the appropriate taxing authorities and are payable by us within 30 days of the date that Cheniere is required to make federal or state income tax payments to the appropriate taxing authorities.

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal, are controlled by a collateral trustee and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

We have consummated private offerings of an aggregate principal amount of $1.7 billion, before discount, of 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Under the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures.

As of December 31, 2015 and 2014, we classified $77.4 million and $15.0 million, respectively, as current restricted cash for the payment of current interest due. As of December 31, 2015 and 2014, we classified the permanent debt service reserve fund of $13.7 million and $76.1 million, respectively, as non-current restricted cash. The cash accounts are controlled by a collateral trustee; therefore, these amounts are shown as restricted on our Consolidated Balance Sheets.

See Note 8—Long-Term Debt for additional details about our long-term debt.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 4—INVENTORY

As of December 31, 2015 and 2014, inventory consisted of the following (in thousands):

	December 31,
	2015	2014
LNG	$3,690	$1,987
Materials and other	5,956	2,970
Total inventory	$9,646	$4,957

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$1,723,534	$1,643,018
LNG terminal construction-in-process	7,011	27
LNG site and related costs, net	135	142
Accumulated depreciation	(295,793)	(250,954)
Total LNG terminal costs, net	1,434,887	1,392,233
Fixed assets
Machinery and equipment	1,061	1,169
Computer and office equipment	424	424
Vehicles	676	654
Other	669	697
Accumulated depreciation	(2,693)	(2,734)
Total fixed assets, net	137	210
Property, plant and equipment, net	$1,435,024	$1,392,443

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

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into forward contracts to hedge the exposure to price risk attributable to future purchases of natural gas to operate our LNG terminal (“Fuel Derivatives”). We elected to account for these Fuel Derivatives as normal purchase normal sale transactions, exempt from fair value accounting. Gains and losses for these physical hedges are not reflected on our Consolidated Statements of Income until the period of delivery. We had not posted collateral for such forward contracts as of December 31, 2015 and 2014.

Additionally, we have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“Natural Gas Derivatives”).

The following table (in thousands) shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014, which are classified as other current assets in our Consolidated Balance Sheets.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	Fair Value Measurements as of
	December 31, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Natural Gas Derivatives asset	$—	$10	$—	$10	$—	$145	$—	$145

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Natural Gas Derivatives are in an asset position. Our derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these derivative activities. We had collateral calls of zero and $132,000 for such contracts, which have not been reflected in the derivative fair value tables, but are included in the other current assets balance as of December 31, 2015 and 2014, respectively.

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value.

The following table (in thousands) shows the fair value and location of our Natural Gas Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2015	December 31, 2014
Natural Gas Derivatives asset	Other current assets	$10	$145

The following table (in thousands) shows the changes in the fair value and settlements of our Natural Gas Derivatives recorded in operating and maintenance expense on our Consolidated Statements of Income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Natural Gas Derivatives gain	$223	$528	$182

Balance Sheet Presentation

Our Natural Gas Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value (in thousands) of our Natural Gas Derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of December 31, 2015
Natural Gas Derivatives	$36	$(26)	$10
As of December 31, 2014
Natural Gas Derivatives	147	(2)	145

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7—ACCRUED LIABILITIES

As of December 31, 2015 and 2014, accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Interest expense	$14,960	$14,959
LNG terminal costs	3,917	1,077
Total accrued liabilities	$18,877	$16,036

NOTE 8—LONG-TERM DEBT

As of December 31, 2015 and 2014, our long-term debt consisted of the following (in thousands):

	Interest	December 31,
	Rate	2015	2014
Long-term debt
2016 Senior Notes	7.500%	$1,665,500	$1,665,500
2020 Senior Notes	6.500%	420,000	420,000
Total long-term debt		2,085,500	2,085,500
Long-term debt discount
2016 Senior Notes		(4,303)	(8,998)
Subtotal long-term debt, net		2,081,197	2,076,502
Less: current portion of long-term debt, net		1,661,197	—
Total long-term debt, net		$420,000	$2,076,502

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2015 (in thousands):

Years Ending December 31,	Principal Payments
2016	$1,665,500
2017	—
2018	—
2019	—
2020	420,000
Thereafter	—
Total	$2,085,500

Senior Notes

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

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Under the Senior Notes Indentures, except for permitted tax distributions, we may not make distributions until certain conditions are satisfied as described in Note 3—Restricted Cash. During the years ended December 31, 2015, 2014 and 2013, we made distributions of $337.3 million, $346.9 million and $348.9 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value (in thousands) of our long-term debt:

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
2016 Senior Notes, net of discount	$1,661,197	$1,652,891	$1,656,502	$1,718,621
2020 Senior Notes	420,000	403,200	420,000	428,400

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on December 31, 2015 and 2014, as applicable.

NOTE 9—RELATED PARTY TRANSACTIONS

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

Cheniere Investments has entered into an information technology services agreement with Cheniere, pursuant to which Cheniere Investment’s subsidiaries, including us, receive certain information technology services. On a quarterly basis, the various entities receiving the benefit are invoiced by Cheniere according to the cost allocation percentages set forth in the agreement. In addition, Cheniere is entitled to reimbursement for all costs incurred by Cheniere that are necessary to perform the services under the agreement.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2015 and 2014, we had $7.2 million and $1.9 million, respectively, of advances to affiliates under the foregoing services agreements. During the years ended December 31, 2015, 2014 and 2013, we recorded general and administrative expense—affiliate of $14.2 million, $12.5 million and $13.3 million, respectively, and operating and maintenance expense—affiliate of $23.5 million, $17.3 million and $25.2 million, respectively, under the foregoing services agreements.

Agreement to Fund Our Cooperative Endeavor Agreements (“CEAs”)

We have executed CEAs with various Cameron Parish, Louisiana taxing authorities that allow them to collect certain annual property tax payments from 2007 through 2016. This 10-year initiative represents an aggregate commitment of up to $25.0 million, and we will make resources available to the Cameron Parish taxing authorities on an accelerated basis in order to aid in their reconstruction efforts following Hurricane Rita. In exchange for our advance payments of annual ad valorem taxes, Cameron Parish will grant us a dollar-for-dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. In September 2007, we entered into an agreement with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable under the CEAs in exchange for a similar amount of credits against future TUA payments it would owe us under its TUA starting in 2019. In June 2010, Cheniere Marketing assigned its TUA to Cheniere Investments and concurrently entered into a variable capacity rights agreement (“VCRA”), allowing Cheniere Marketing to utilize Cheniere Investments’ capacity under the TUA after the assignment. In July 2012, Cheniere Investments entered into an amended and restated VCRA with Cheniere Marketing in order for Cheniere Investments to utilize during construction of SPL’s liquefaction project the capacity rights granted under the TURA. Cheniere Marketing will continue to fund the CEAs during the term of the amended and restated VCRA and, in exchange, Cheniere Marketing will receive the benefit of any future credits.

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of December 31, 2015 and 2014, we had $22.1 million and $19.6 million, respectively, of both other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

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

We recorded operating and maintenance expense of $5.0 million, $3.3 million and $3.3 million in the years ended December 31, 2015, 2014 and 2013, respectively, of natural gas purchased from Cheniere Marketing under these agreements. We recorded revenues of $11.7 million, $0.7 million and $14.7 million in the years ended December 31, 2015, 2014 and 2013, respectively, for natural gas sold to Cheniere Marketing under these agreements.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Tug Services, our wholly owned subsidiary, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded revenues—affiliate of $2.8 million pursuant to this agreement in each of the years ended December 31, 2015, 2014 and 2013.

LNG Site Sublease Agreement

We have entered into agreements with SPL to sublease a portion of the LNG terminal site for its liquefaction project. The annual sublease payment is $1.0 million, which was increased from $0.5 million during 2015. The initial term of the sublease expires on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.7 million, $0.5 million and $0.5 million of sublease revenue from SPL as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the years ended December 31, 2015, 2014 and 2013, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

LNG Terminal Export Agreement

We have entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing with the ability to export LNG from our LNG terminal.  We did not record any revenues associated with this agreement during the years ended December 31, 2015, 2014 and 2013.

Cooperation Agreement
We have entered into an agreement with SPL to allow SPL to retain and acquire certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating SPL’s facilities under construction. In consideration for the access we have given, SPL has agreed to transfer title to us of certain facilities, equipment and modifications, which we are obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, SPL conveyed to us $80.5 million and $0.7 million of assets during the years ended December 31, 2015 and 2014, respectively. SPL did not convey any assets to us during the year ended December 31, 2013.

State Tax Sharing Agreement

We have entered into a state tax sharing agreement with Cheniere.  Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which we and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, we will pay to Cheniere an amount equal to the state and local tax that we would be required to pay if our state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from us under this agreement; therefore, Cheniere has not demanded any such payments from us. The agreement is effective for tax returns due on or after January 1, 2008.

NOTE 10—LEASES

During the years ended December 31, 2015, 2014 and 2013, we recognized rental expense for all operating leases of $9.0 million, $9.2 million and $8.8 million, respectively, related primarily to land sites. Our land site leases for the LNG terminal have initial terms varying up to 30 years with multiple options to renew up to an additional 60 years. Lease payments under our tug boat leases are effectively offset by service fees received from our three TUA customers.

Future annual minimum lease payments, excluding inflationary adjustments, are as follows (in thousands):

Year ending December 31,	Operating Leases (1)
2016	$1,910
2017	1,511
2018	1,510
2019	1,510
2020	1,486
Thereafter (2)	20,811
Total minimum payments required	$28,738

(1)	Lease payments for our land leases do not take into account the $17.9 million sublease payments we will receive from SPL, as discussed in Note 9—Related Party Transactions.

(2)	Includes certain lease option renewals that are reasonably assured.

NOTE 11—COMMITMENTS AND CONTINGENCIES
LNG TUA Commitments

We have entered into TUAs with Total Gas & Power North America, Inc., Chevron U.S.A. Inc. and SPL to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at our LNG terminal. See Note 9—Related Party Transactions for information regarding such agreements.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Services Agreements

We have entered into certain services agreements with affiliates. See Note 9—Related Party Transactions for information regarding such agreements.

State Tax Sharing Agreement

We have entered into a state tax sharing agreement with Cheniere.  See Note 9—Related Party Transactions for information regarding this agreement.

Cooperative Endeavor Agreements

We have executed CEAs with various Cameron Parish, Louisiana taxing authorities. See Note 9—Related Party Transactions for information regarding such agreements.

Other Commitments

In the ordinary course of business, we have entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position. Additionally, we have various lease commitments, as disclosed in Note 10—Leases.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2015, there were no pending legal matters that would reasonably be expected to have a material impact on our consolidated operating results, financial position or cash flows.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for interest	$152,213	$152,213	$153,350
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate)	1,645	—	—
Non-cash contributions for conveyance of assets under Cooperation Agreement	80,515	745	—
Non-cash contributions from limited partner for certain operating activities	7,216	—	—

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not yet adopted by the Company as of December 31, 2015:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2018	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
The standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
		December 31, 2016	The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
This amendment primarily affects asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance may be early adopted, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2016	The adoption of this guidance is not expected to have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

This standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Debt issuance costs incurred in connection with line of credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line of credit arrangement. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
January 1, 2016
Upon adoption of this standard, the balance of debt, net will be reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. Additionally, disclosures will be required for a change in accounting principle.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory
This standard requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance may be early adopted and must be adopted prospectively.
		January 1, 2017	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

NOTE 14—SUBSEQUENT EVENTS

In January 2016, Cheniere Partners engaged 13 financial institutions to act as Joint Lead Arrangers, Mandated Lead Arrangers and other participants to assist in the structuring and arranging of up to approximately $2.8 billion of senior secured credit facilities. Proceeds from these new credit facilities are intended to be used to redeem or repay $1,665.5 million of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes, to pay associated transaction fees, expenses and make-whole amounts, if applicable, and for general business purposes of Cheniere Partners and its subsidiaries.

SABINE PASS LNG, L.P. AND SUBSIDIARY
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015:
Revenues	$130,846	$130,726	$130,819	$130,648
Income from operations	102,007	103,959	101,730	95,104
Net income	61,746	63,701	61,465	54,865

Year ended December 31, 2014:
Revenues	$130,734	$131,040	$131,001	$129,932
Income from operations	104,537	105,967	104,360	103,124
Net income	64,271	65,690	64,070	62,858

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2015, our general partner’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 22 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our annual report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the fiscal year ended December 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. During the year ended December 31, 2015, Blackstone Group has included in its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

Blackstone Group has reported that Hilton Worldwide Holdings Inc. (“Hilton”) has engaged in the following activity during the fiscal quarter ended September 30, 2015: an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings, and net profit to Hilton from these dealings was approximately $495, as reported by Blackstone Group. The gross revenues and net profits attributable to such activities by Hilton during the fiscal year ended December 31, 2015 have not been reported by Hilton. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations,

31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210 (d). Blackstone Group has reported that the Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations.

Blackstone Group has reported that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the fiscal year ended December 31, 2015 have not been reported by Travelport; the gross revenues and net profits attributable to such activities by Travelport during the first nine months of 2015 were reported by Travelport to be approximately $435,000 and $307,000, respectively. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

In our Form 10-Q reports for the quarterly periods ended on March 31, 2015, June 30, 2015 and September 30, 2015, we disclosed, under “Item 5. Other Information—Compliance Disclosure” in each such report, as amended, activities as required by Section 13(r) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference.

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

KPMG LLP served as our independent auditor for the fiscal year ended December 31, 2015 and 2014. The following table (in thousands) sets forth the fees paid to KPMG LLP for professional services rendered for 2015 and 2014:

	Fiscal 2015	Fiscal 2014
Audit Fees	$760	$705

Audit Fees—Audit fees for 2015 and 2014 include attestation services and review of documents filed with the SEC in addition to audit, review and all other services performed to comply with generally accepted auditing standards.

Audit-Related Fees—There were no audit-related fees in 2015 and 2014.

Tax Fees—There were no tax fees in 2015 and 2014.

Other Fees—There were no other fees in 2015 and 2014

Auditor Pre-Approval Policy

Our general partner is not a public company and it is not listed on any stock exchange. As a result, it is not required to, and does not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of the general partner of Cheniere Partners has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2015 and 2014.

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
3.1
Certificate of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

3.2
Sixth Amended and Restated Agreement of Limited Partnership of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 3.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 6, 2010)

4.1	Form of general partner interest certificate (Incorporated by reference to Exhibit 4.5 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)
4.2	Form of limited partner interest certificate (Incorporated by reference to Exhibit 4.6 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

Exhibit No.	Description
4.3
Indenture, dated as of November 9, 2006, by and among Sabine Pass LNG, L.P., as issuer, the guarantors as defined therein and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

4.4	Form of 7.50% Senior Secured Note due 2016 (Included as Exhibit A1 to Exhibit 4.3 above)
4.5
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on October 19, 2012)

4.6	Form of 6.5% Senior Secured Note due 2020 (Included as Exhibit A1 to Exhibit 4.5 above)
10.1
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to Cheniere’s Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5
Parent Guarantee, dated as of November 5, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.6
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.7
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.8
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.9
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.10
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to SPLNG’s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12
Second Amended and Restated LNG Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.13
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Energy Partners, L.P. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.14
Letter Agreement, dated May 28, 2013, by and between Sabine Pass Liquefaction, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to SPLNG’s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.15
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

Exhibit No.	Description
10.16
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.2 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.17
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, by Sabine Pass LNG, L.P. to and for the benefit of The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.3 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.18
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.4 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.19
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent (Incorporated by reference to Exhibit 10.5 to Cheniere’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.20
Additional Secured Debt Designation, dated September 15, 2008, executed by Sabine Pass LNG, L.P. and acknowledged by The Bank of New York Mellon, as collateral trustee (Incorporated by reference to Exhibit 10.1 to SPLNG’s Current Report on Form 8-K (SEC File No. 333-138916), filed on September 15, 2008)

10.21
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.22
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.23
Amended and Restated Operation and Maintenance Agreement (Sabine Pass LNG Facilities), dated as of August 9, 2012, by and among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.24
Amended and Restated Management Services Agreement, dated as of August 9, 2012, by and between Cheniere LNG Terminals, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.25
Assignment and Assumption Agreement (Sabine Pass LNG O&M Agreement), dated as of November 20, 2013, by and between Cheniere Energy Partners GP, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.75 to Amendment No. 4 to Cheniere Holdings’ Registration Statement on Form S-1/A (SEC File No. 333-191298), filed on December 2, 2013)

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

SABINE PASS LNG, L.P.
By:	Sabine Pass LNG-GP, LLC,
Its general partner

By:	/s/ Neal A. Shear
Neal A. Shear
Interim Chief Executive Officer
Date:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal A. Shear	Interim Chief Executive Officer and Manager (Principal Executive Officer)	February 18, 2016
Neal A. Shear

/s/ R. Keith Teague	President (Principal Operating Officer)	February 18, 2016
R. Keith Teague

/s/ Michael J. Wortley	Chief Financial Officer (Principal Financial Officer)	February 18, 2016
Michael J. Wortley

/s/ Leonard Travis	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016
Leonard Travis

/s/ Victor A. Duva	Manager	February 18, 2016
Victor A. Duva