Form 10-Q
period 2016-03-31
Sabine Pass LNG, L.P.
filed 2016-05-05
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

SABINE PASS LNG, L.P.
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
GAAP	generally accepted accounting principles in the United States
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

Cheniere	Cheniere Energy, Inc.
Cheniere Holdings	Cheniere Energy Partners LP Holdings, LLC
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC and subsidiaries
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Terminals	Cheniere LNG Terminals, LLC
Sabine Pass GP	Sabine Pass LNG-GP, LLC
Sabine Pass LP	Sabine Pass LNG-LP, LLC
SPL	Sabine Pass Liquefaction, LLC
Tug Services	Sabine Pass Tug Services, LLC

Unless the context requires otherwise, references to “SPLNG,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
SABINE PASS LNG, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$9,815	$7,642
Restricted cash	115,469	77,415
Accounts receivable—affiliate	5,100	615
Advances to affiliate	6,986	7,154
Inventory	8,585	9,646
Other current assets	3,574	5,499
Total current assets	149,529	107,971

Non-current restricted cash	13,650	13,650
Property, plant and equipment, net	1,675,760	1,435,024
Other non-current assets	30,839	29,149
Total assets	$1,869,778	$1,585,794
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$1,526	$2,675
Accrued liabilities	57,243	18,877
Current debt, net	1,660,318	1,658,379
Due to affiliates	3,377	12,840
Deferred revenue	26,669	26,669
Deferred revenue—affiliate	21,845	21,845
Total current liabilities	1,770,978	1,741,285

Long-term debt, net of discount	414,690	414,402
Non-current deferred revenue	8,500	9,500
Non-current deferred revenue—affiliate	24,533	22,080
Other non-current liabilities	172	175
Other non-current liabilities—affiliate	196	236

Partners’ deficit	(349,291)	(601,884)
Total liabilities and partners’ deficit	$1,869,778	$1,585,794

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Regasification revenues	$65,384	$66,718
Regasification revenues—affiliate	65,346	64,128
Other revenues—affiliate	4,183	—
Total revenues	134,913	130,846

Operating costs and expenses
Operating and maintenance expense	11,938	11,193
Operating and maintenance expense—affiliate	6,936	3,644
General and administrative expense	272	628
General and administrative expense—affiliate	2,178	2,771
Depreciation and amortization expense	12,398	10,603
Total operating costs and expenses	33,722	28,839

Income from operations	101,191	102,007

Other income (expense)
Interest expense	(40,281)	(40,269)
Other income	101	8
Total other expense	(40,180)	(40,261)

Net income	$61,011	$61,746

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2015	$—	$(601,884)	$(601,884)
Net income	—	61,011	61,011
Non-cash contributions from limited partner	—	254,966	254,966
Distributions to limited partner	—	(63,384)	(63,384)
Balance at March 31, 2016	$—	$(349,291)	$(349,291)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$61,011	$61,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,398	10,603
Amortization of debt issuance costs and discount	2,228	2,216
Other	226	770
Other—affiliate	2,165	—
Changes in restricted cash for certain operating activities	(38,054)	(38,053)
Changes in operating assets and liabilities:
Accounts and interest receivable	(117)	(25,901)
Accounts receivable—affiliate	(4,484)	(27,179)
Advances to affiliate	168	(4,546)
Inventory	845	(14,591)
Accounts payable and accrued liabilities	37,459	49,188
Due to affiliates	(4,927)	6,949
Deferred revenue	(1,000)	(1,003)
Other, net	2,567	(2,786)
Other—affiliate	(41)	2,448
Net cash provided by operating activities	70,444	19,861

Cash flows from investing activities
Property, plant and equipment, net	(350)	4
Other	(4,537)	—
Net cash provided by (used in) investing activities	(4,887)	4

Cash flows from financing activities
Capital contributions from Cheniere Partners	—	53,122
Distributions to limited partner	(63,384)	(70,782)
Net cash used in financing activities	(63,384)	(17,660)

Net increase in cash and cash equivalents	2,173	2,205
Cash and cash equivalents—beginning of period	7,642	5,460
Cash and cash equivalents—end of period	$9,815	$7,665

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

In 2016, we renamed our “revenues” line item as “regasification revenues”, which include both LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Tug Services, our wholly owned subsidiary.

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2016.

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

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Current restricted cash
Debt service and interest payment	$115,469	$77,415

Non-current restricted cash
Debt service	$13,650	$13,650

Under the indentures governing our senior notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the three months ended March 31, 2016 and 2015, we made distributions of $63.4 million and $70.8 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
LNG	$1,648	$3,690
Materials and other	6,937	5,956
Total inventory	$8,585	$9,646

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$1,978,191	$1,723,534
LNG terminal construction-in-process	5,264	7,011
LNG site and related costs, net	133	135
Accumulated depreciation	(307,944)	(295,793)
Total LNG terminal costs, net	1,675,644	1,434,887
Fixed assets
Machinery and equipment	1,061	1,061
Computer and office equipment	424	424
Vehicles	676	676
Other	669	669
Accumulated depreciation	(2,714)	(2,693)
Total fixed assets, net	116	137
Property, plant and equipment, net	$1,675,760	$1,435,024

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Interest expense	$53,013	$14,960
LNG terminal costs	4,230	3,917
Total accrued liabilities	$57,243	$18,877

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DEBT

As of March 31, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Long-term debt
6.50% Senior Secured Notes due 2020 (“2020 Senior Notes”) (1)	$420,000	$420,000
Unamortized debt issuance costs (2)	(5,310)	(5,598)
Total long-term debt, net	414,690	414,402

Current debt
7.50% Senior Secured Notes due 2016 (“2016 Senior Notes”), net of unamortized discount of $3,130 and $4,303 (3)	1,662,370	1,661,197
Unamortized debt issuance costs (2)	(2,052)	(2,818)
Total current debt, net	1,660,318	1,658,379

Total debt, net	$2,075,008	$2,072,781

(1)
Must be redeemed or repaid concurrently with the 2016 Senior Notes under the terms of the credit facilities that Cheniere Partners entered into during February 2016 (the “2016 CQP Credit Facilities”) if the obligations under the 2016 Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities.

(2)
Effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability, rather than as an asset, retrospectively for each reporting period presented. As a result, we reclassified $5.6 million and $2.8 million from debt issuance costs, net to long-term debt, net and current debt, net, respectively, as of December 31, 2015.

(3)
Matures on November 30, 2016. We currently anticipate that we will satisfy this obligation with capital contributions from Cheniere Partners, which it will fund with borrowings under the 2016 CQP Credit Facilities.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Notes, net of discount (1)	$2,082,370	$2,146,985	$2,081,197	$2,056,091

(1)
Includes 2016 Senior Notes, net of discount, and 2020 Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of our Senior Notes and other similar instruments.

NOTE 7—RELATED PARTY TRANSACTIONS

Terminal Use Agreement

SPL, a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with us as a result of an assignment in July 2012 by Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million per year, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s facilities under construction. We entered into a terminal use rights assignment and agreement (the “TURA”) with SPL and Cheniere Investments pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the monthly capacity payments payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the monthly capacity payments payable by SPL will

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

increase by the amount that Cheniere Investments’ percentage decreases. Cheniere Partners has guaranteed SPL’s obligations under the TUA and the obligations of Cheniere Investments under the TURA. We recorded other revenues—affiliate of $1.5 million for cargo loading services, pursuant to the TURA during the three months ended March 31, 2016.

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

As of March 31, 2016 and December 31, 2015, we had $7.0 million and $7.2 million, respectively, of advances to affiliates under the foregoing services agreements. During the three months ended March 31, 2016 and 2015, we recorded general and administrative expense—affiliate of $2.2 million and $2.8 million, respectively, and operating and maintenance expense—affiliate of $7.2 million and $3.8 million, respectively, under the foregoing services agreements.

Agreement to Fund Our Cooperative Endeavor Agreements (“CEAs”)

We have executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from 2007 through 2016. This 10-year initiative represented an aggregate commitment of up to $25.0 million in order to aid in their reconstruction efforts following Hurricane Rita. As of March 31, 2016, we have fulfilled our aggregate commitment obligations to the various Cameron Parish, Louisiana taxing authorities. In exchange for our advance payments of annual ad valorem taxes, Cameron Parish will grant us a dollar-for-dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. Beginning in September 2007, we entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable by us to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, we will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of March 31, 2016 and December 31, 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

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

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We recorded operating and maintenance expense—affiliate of $0.7 million and $1.6 million in the three months ended March 31, 2016 and 2015, respectively, of natural gas purchased from Cheniere Marketing under these agreements. We recorded regasification revenues—affiliate of $0.9 million and $1.3 million in the three months ended March 31, 2016 and 2015, respectively, for natural gas sold to Cheniere Marketing under these agreements.

We are also able to sell and purchase natural gas and LNG under an agreement with SPL. During the three months ended March 31, 2016, we sold LNG to SPL and recorded other revenues—affiliate of $2.7 million. We also sold natural gas to SPL and recorded regasification revenues—affiliate of $0.3 million in the three months ended March 31, 2016.

Tug Boat Lease Sharing Agreement

In connection with our tug boat lease, Tug Services, our wholly owned subsidiary, entered into a tug sharing agreement with a wholly owned subsidiary of Cheniere to provide its LNG cargo vessels with tug boat and marine services at our LNG terminal. Tug Services recorded regasification revenues—affiliate of $0.6 million and $0.7 million pursuant to this agreement during the three months ended March 31, 2016 and 2015, respectively.

LNG Site Sublease Agreement

We have entered into agreements with SPL to sublease a portion of the LNG terminal site for its liquefaction project. The annual sublease payment is $0.9 million, which was increased from $0.5 million during 2015. The initial term of the sublease expires on December 31, 2034, with options to renew for multiple 10-year extensions with similar terms as the initial term. The annual sublease payment will be adjusted for inflation every five years based on a consumer price index, as defined in the sublease agreement. We recognized $0.2 million and $0.1 million of sublease revenue from SPL as a credit to operating and maintenance expense—affiliate on our Consolidated Statements of Income for each of the three months ended March 31, 2016 and 2015, respectively.

LNG Terminal Export Agreement

We have entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing with the ability to export LNG from our LNG terminal.  We did not record any revenues associated with this agreement during the three months ended March 31, 2016 and 2015.

Cooperation Agreement
We have entered into an agreement with SPL to allow SPL to retain and acquire certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating SPL’s facilities under construction. In consideration for the access we have given, SPL has agreed to transfer title to us of certain facilities, equipment and modifications, which we are obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, SPL conveyed to us $252.8 million and $0.7 million of assets during the three months ended March 31, 2016 and 2015, respectively.

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

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2016	2015
Non-cash contributions for conveyance of assets under Cooperation Agreement	$252,801	$745
Non-cash contributions from limited partner for certain operating activities	2,165	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $1.4 million and zero, as of March 31, 2016 and 2015, respectively.

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of March 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2018	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
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
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
		January 1, 2019	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of recent accounting standards that were adopted by the Company during the reporting period:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
These amendments primarily affect asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance may be early adopted, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

These standards require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Debt issuance costs incurred in connection with line of credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line of credit arrangement. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 6—Debt for required disclosures for a change in accounting principle.

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

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

We own and operate an LNG receiving and regasification terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine-Neches Waterway (our “LNG terminal”). Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2016, we had $9.8 million of cash and cash equivalents and $129.1 million of current and non-current restricted cash, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months. All of our revenues from external customers and long-lived assets for each of the three months ended March 31, 2016 and 2015 are attributed to or located in the United States.

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

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal. During the three months ended March 31, 2016, we sold LNG to SPL and recorded regasification revenues—affiliate of $2.7 million.

During the three months ended March 31, 2016, SPL commenced export of LNG from our LNG terminal, and we provided related cargo loading services. We recorded other revenues—affiliate of $1.5 million related to these services.

Capital Resources

As of March 31, 2016, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the three months ended March 31, 2016 and 2015, we made distributions of $63.4 million and $70.8 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

In February 2016, Cheniere Partners entered into a Credit and Guaranty Agreement aggregating $2.8 billion (the “2016 CQP Credit Facilities”). A portion of the borrowings under the 2016 CQP Credit Facilities will be used to redeem or repay approximately $1.7 billion of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes, which must be redeemed or repaid concurrently.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2016	2015
Sources of cash and cash equivalents
Operating cash flow	$70,444	$19,861
Capital contributions from Cheniere Partners	—	53,122
Property, plant and equipment, net	—	4
Total sources of cash and cash equivalents	70,444	72,987

Uses of cash and cash equivalents
Distributions to limited partner	(63,384)	(70,782)
Property, plant and equipment, net	(350)	—
Other	(4,537)	—
Total uses of cash and cash equivalents	(68,271)	(70,782)

Net increase in cash and cash equivalents	2,173	2,205
Cash and cash equivalents—beginning of period	7,642	5,460
Cash and cash equivalents—end of period	$9,815	$7,665

Operating Cash Flow and Capital Contributions from Cheniere Partners

Cash flow from operations was $70.4 million and $19.9 million in the three months ended March 31, 2016 and 2015, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers, which in 2015 was offset by an amount paid to purchase LNG cargoes used to maintain cryogenic readiness of our LNG terminal. Such purchase was funded by capital contributions from Cheniere Partners. No such cargoes were purchased in 2016. Our TUA customers are obligated to fully reimburse us for their proportional share of the cost of these LNG cargoes.

Distributions to Limited Partner

We made $63.4 million and $70.8 million of distributions to our limited partner in the three months ended March 31, 2016 and 2015, respectively. The decrease in distributions to our limited partner in 2016 compared to 2015, primarily resulted from increased operating cash needs as we performed services to support SPL’s production at its liquefaction facilities adjacent to our existing regasification facilities.

Other

During the three months ended March 31, 2016, we used $4.5 million of cash for other activities, which primarily related to a payment made pursuant to the information technology services agreement for capital assets purchased on our behalf to perform these services.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the three months ended March 31, 2016, as compared to the respective period in 2015, except for $4.2 million of other affiliated revenues. The other affiliated revenues included $1.5 million for cargo loading services for SPL and $2.7 million for sales of LNG to SPL. We expect further increases in our revenues and operating costs and expenses as SPL continues production at its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of cargo loading and tug services fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 9—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our general partner’s management, including our general partner’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

LDEQ Matter

We, SPL and Sabine Pass Liquefaction Expansion, LLC (“SPLE”), are in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations arising from operations of the Sabine Pass LNG terminal and the commissioning of the natural gas liquefaction facilities at such terminal, and relating to certain requirements under our operating permit issued under Title V of the Clean Air Act Title V permit conditions. The matter involves deviations self-reported to LDEQ pursuant to the Title V permit and covering the time period from January 1, 2012 through March 25, 2016. On April 11, 2016, we received a Consolidated Compliance Order and Notice of Potential Penalty (the “Compliance Order”) from LDEQ covering deviations self-reported during that time period. We continue to work with LDEQ to resolve the matters identified in the Compliance Order. We do not expect that any ultimate sanction will have a material adverse impact on our financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

We have received notice from Blackstone Group that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 have not been reported by Travelport. Blackstone Group informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

We have received notice from Blackstone Group that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from January 1, 2016 through March 31, 2016, NCR maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR has been winding down its past operations in Syria. NCR’s current license expired on April 30, 2016. NCR has also received licenses from OFAC to close the CBS account and terminate any guarantees.  NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, NCR does not intend to engage in any further business activities with CBS.

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

SABINE PASS LNG, L.P.

		By:	Sabine Pass LNG-GP, LLC,
its general partner

Date:	May 5, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 5, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)