Form 10-Q
period 2016-06-30
Sabine Pass LNG, L.P.
filed 2016-08-09
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Unless the context requires otherwise, references to “SPLNG,” “the Partnership,” “we,” “us” and “our” refer to Sabine Pass LNG, L.P. and its wholly owned subsidiary.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
SABINE PASS LNG, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$12,262	$7,642
Restricted cash	77,415	77,415
Accounts and other receivables	162	43
Accounts receivable—affiliate	3,175	615
Advances to affiliate	5,887	7,154
Inventory	7,238	9,646
Other current assets	5,542	5,456
Total current assets	111,681	107,971

Non-current restricted cash	13,650	13,650
Property, plant and equipment, net	1,663,962	1,435,024
Other non-current assets	30,079	29,149
Total assets	$1,819,372	$1,585,794
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$2,071	$2,675
Accrued liabilities	19,754	18,877
Current debt, net	1,662,257	1,658,379
Due to affiliates	3,737	12,840
Deferred revenue	26,709	26,669
Deferred revenue—affiliate	21,884	21,845
Total current liabilities	1,736,412	1,741,285

Long-term debt, net of discount	414,978	414,402
Non-current deferred revenue	7,500	9,500
Non-current deferred revenue—affiliate	24,533	22,080
Other non-current liabilities	170	175
Other non-current liabilities—affiliate	318	236

Partners’ deficit	(364,539)	(601,884)
Total liabilities and partners’ deficit	$1,819,372	$1,585,794

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Regasification revenues	$65,122	$66,490	$130,506	$133,208
Regasification revenues—affiliate	65,361	64,236	130,707	128,364
Other revenues—affiliate	3,453	—	7,636	—
Total revenues	133,936	130,726	268,849	261,572

Operating costs and expenses
Operating and maintenance expense	8,908	6,790	20,846	17,983
Operating and maintenance expense—affiliate	4,186	5,077	11,122	8,721
General and administrative expense	234	797	506	1,425
General and administrative expense—affiliate	2,324	2,859	4,502	5,630
Depreciation and amortization expense	13,597	11,244	25,995	21,847
Total operating costs and expenses	29,249	26,767	62,971	55,606

Income from operations	104,687	103,959	205,878	205,966

Other income (expense)
Interest expense	(40,280)	(40,281)	(80,561)	(80,550)
Other income	125	23	226	31
Total other expense	(40,155)	(40,258)	(80,335)	(80,519)

Net income	$64,532	$63,701	$125,543	$125,447

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2015	$—	$(601,884)	$(601,884)
Net income	—	125,543	125,543
Non-cash contributions from limited partner	—	257,150	257,150
Distributions to limited partner	—	(145,348)	(145,348)
Balance at June 30, 2016	$—	$(364,539)	$(364,539)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$125,543	$125,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,995	21,847
Amortization of debt issuance costs and discount	4,455	4,443
Other	10	1,076
Other—affiliate	4,348	2,886
Changes in operating assets and liabilities:
Accounts and other receivables	(120)	(7)
Accounts receivable—affiliate	(2,560)	(763)
Advances to affiliate	1,267	(3,925)
Inventory	2,408	(11,226)
Accounts payable and accrued liabilities	1,478	6,053
Due to affiliates	(4,667)	7,465
Deferred revenue	(1,960)	(1,985)
Other, net	996	(4,995)
Other—affiliate	192	2,449
Net cash provided by operating activities	157,385	148,765

Cash flows from investing activities
Property, plant and equipment, net	(2,880)	(1,037)
Other	(4,537)	—
Net cash used in investing activities	(7,417)	(1,037)

Cash flows from financing activities
Capital contributions from Cheniere Partners	—	52,400
Distributions to limited partner	(145,348)	(199,551)
Net cash used in financing activities	(145,348)	(147,151)

Net increase in cash and cash equivalents	4,620	577
Cash and cash equivalents—beginning of period	7,642	5,460
Cash and cash equivalents—end of period	$12,262	$6,037

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

Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Current restricted cash
Debt service and interest payment	$77,415	$77,415

Non-current restricted cash
Debt service	$13,650	$13,650

Under the indentures governing our senior notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the six months ended June 30, 2016 and 2015, we made distributions of $145.3 million and $199.6 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
LNG	$537	$3,690
Materials and other	6,701	5,956
Total inventory	$7,238	$9,646

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$1,979,320	$1,723,534
LNG terminal construction-in-process	5,701	7,011
LNG site and related costs, net	131	135
Accumulated depreciation	(321,292)	(295,793)
Total LNG terminal costs, net	1,663,860	1,434,887
Fixed assets
Computer and office equipment	424	424
Machinery and equipment	1,061	1,061
Vehicles	679	676
Other	668	669
Accumulated depreciation	(2,730)	(2,693)
Total fixed assets, net	102	137
Property, plant and equipment, net	$1,663,962	$1,435,024

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Interest costs	$14,959	$14,960
LNG terminal costs	4,795	3,917
Total accrued liabilities	$19,754	$18,877

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DEBT

As of June 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Long-term debt
6.50% Senior Secured Notes due 2020 (“2020 Senior Notes”) (1)	$420,000	$420,000
Unamortized debt issuance costs (2)	(5,022)	(5,598)
Total long-term debt, net	414,978	414,402

Current debt
7.50% Senior Secured Notes due 2016 (“2016 Senior Notes”), net of unamortized discount of $1,956 and $4,303 (3)	1,663,544	1,661,197
Unamortized debt issuance costs (2)	(1,287)	(2,818)
Total current debt, net	1,662,257	1,658,379

Total debt, net	$2,077,235	$2,072,781

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

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of discount (1)	$2,083,544	$2,130,485	$2,081,197	$2,056,091

(1)
Includes 2016 Senior Notes, net of discount, and 2020 Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Regasification revenues—affiliate
TUA fees from Cheniere Investments	$53,261	$63,385	$116,764	$126,769
TUA fees from SPL	10,242	—	10,242	—
Sale of natural gas under TUA	1,141	143	1,348	178
Contracts for Sale of Natural Gas	—	—	919	—
Tug Boat Lease Sharing Agreement	717	708	1,434	1,417
Total regasification revenues—affiliate	65,361	64,236	130,707	128,364

Other revenues—affiliate
Cargo loading fees under the Terminal Use Rights Assignment and Agreement (the “TURA”)	2,050	—	3,507	—
Contracts for Sale of LNG	1,403	—	4,129	—
Total other revenues—affiliate	3,453	—	7,636	—

Operating and maintenance expense—affiliate
Contracts for Purchase of Natural Gas and LNG	—	—	607	—
Services Agreements	4,475	5,127	11,094	8,971
LNG Site Sublease Agreement	(236)	(121)	(471)	(241)
Other agreements	(53)	71	(108)	(9)
Total operating and maintenance expense—affiliate	4,186	5,077	11,122	8,721

General and administrative expense—affiliate
Services Agreements	2,324	2,859	4,502	5,630

Terminal Use Agreements

SPL, a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with us as a result of an assignment in July 2012 by Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. SPL is obligated to make monthly capacity payments (the “TUA Fees”) to us aggregating approximately $250 million per year, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s facilities under construction. We entered into the TURA with SPL and Cheniere Investments pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by SPL will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to us was reduced from 100% to 75% and SPL’s percentage of all TUA Fees payable to us was increased from zero to 25% in accordance with the TURA. Cheniere Partners has guaranteed SPL’s obligations under the TUA and the obligations of Cheniere Investments under the TURA. In addition, under the TURA, SPL is required to pay us cargo loading fees for the LNG vessels that they load at our LNG terminal.

Services Agreements

As of June 30, 2016 and December 31, 2015, we had $5.9 million and $7.2 million, respectively, of advances to affiliates under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

We have entered into a long-term operation and maintenance agreement (the “O&M Agreement”) with Cheniere Investments pursuant to which we receive all necessary services required to operate and maintain our LNG receiving terminal. We incur a

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

fixed monthly fee of $130,000 (indexed for inflation) under the O&M Agreement, and the cost of a bonus equal to 50% of the salary component of labor costs in certain circumstances to be agreed upon between the parties at the beginning of each operating year. In addition, we incur costs to reimburse Cheniere Investments for its operating expenses, which consist primarily of labor expenses.

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

Agreement to Fund Our Cooperative Endeavor Agreements (“CEAs”)

We have executed CEAs with various Cameron Parish, Louisiana taxing authorities that allowed them to collect certain annual property tax payments from 2007 through 2016. This 10-year initiative represented an aggregate commitment of $24.5 million in order to aid in their reconstruction efforts following Hurricane Rita, which we fulfilled our obligations in the first quarter of 2016. In exchange for our advance payments of annual ad valorem taxes, Cameron Parish will grant us a dollar-for-dollar credit against future ad valorem taxes to be levied against our LNG terminal starting in 2019. Beginning in September 2007, we entered into various agreements with Cheniere Marketing, pursuant to which Cheniere Marketing would pay us additional TUA revenues equal to any and all amounts payable by us to the Cameron Parish taxing authorities under the CEAs. In exchange for such amounts received as TUA revenues from Cheniere Marketing, we will make payments to Cheniere Marketing equal to, and in the year the Cameron Parish dollar-for-dollar credit is applied against, ad valorem tax levied on our LNG terminal.

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of June 30, 2016 and December 31, 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

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

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Terminal Export Agreement

We have entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing with the ability to export LNG from our LNG terminal.  We did not record any revenues associated with this agreement during the three and six months ended June 30, 2016 and 2015.

Cooperation Agreement
We have entered into an agreement with SPL to allow SPL to retain and acquire certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating SPL’s facilities under construction. In consideration for the access we have given, SPL has agreed to transfer title to us of certain facilities, equipment and modifications, which we are obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, SPL conveyed to us zero and $252.8 million of assets for the three and six months ended June 30, 2016, respectively, and $80.5 million of assets for both the three and six months ended June 30, 2015, respectively.

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

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for interest	$76,106	$76,106
Non-cash contributions for conveyance of assets under Cooperation Agreement	252,802	80,515
Non-cash contributions from limited partner for certain operating activities	4,348	2,886
The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $0.4 million and $0.1 million, as of June 30, 2016 and 2015, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of June 30, 2016:

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
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 6—Debt  for additional disclosures.

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

Overview of Business

We own and operate an LNG receiving and regasification terminal in Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the Sabine-Neches Waterway (our “LNG terminal”). Our LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2016, we had $12.3 million of cash and cash equivalents and $91.1 million of current and non-current restricted cash, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months. All of our revenues from external customers and long-lived assets for each of the three and six months ended June 30, 2016 and 2015 are attributed to or located in the United States.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL, a wholly owned subsidiary of Cheniere Partners (NYSE MKT: CQP), a publicly traded partnership which indirectly owns us. SPL is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  SPL is obligated to make monthly capacity payments (the “TUA Fees”) to us aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s liquefaction facilities under construction at our LNG terminal. We entered into a terminal use rights assignment and agreement (the “TURA”) with SPL and Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by SPL will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to us was reduced from 100% to 75% and SPL’s percentage of all TUA Fees payable to us increased from zero to 25% in accordance with the TURA. Cheniere Partners has guaranteed SPL’s obligations under the TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal. During the three and six months ended June 30, 2016, we sold LNG to SPL and recorded other revenues—affiliate of $1.4 million and $4.1 million, respectively.

In 2016, SPL commenced export of LNG from our LNG terminal, and we provided related cargo loading services. During the three and six months ended June 30, 2016, we recorded other revenues—affiliate of $2.1 million and $3.5 million, respectively, related to these services.

Capital Resources

As of June 30, 2016, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the six months ended June 30, 2016 and 2015, we made distributions of $145.3 million and $199.6 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

In February 2016, Cheniere Partners entered into a Credit and Guaranty Agreement aggregating $2.8 billion (the “2016 CQP Credit Facilities”). A portion of the borrowings under the 2016 CQP Credit Facilities will be used to redeem or repay approximately $1.7 billion of the 2016 Senior Notes and $420.0 million of the 2020 Senior Notes, which must be redeemed or repaid concurrently.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2016	2015
Operating cash flows
Net cash provided by operating activities	$157,385	$148,765

Investing cash flows
Net cash used in investing activities	(7,417)	(1,037)

Financing cash flows
Net cash used in financing activities	(145,348)	(147,151)

Net increase in cash, cash equivalents and restricted cash	4,620	577
Cash, cash equivalents and restricted cash—beginning of period	98,707	96,525
Cash, cash equivalents and restricted cash—end of period	$103,327	$97,102

Operating Cash Flows

Operating cash flows during the six months ended June 30, 2016 and 2015 were $157.4 million and $148.8 million, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers, which in 2015 was offset by an amount paid to purchase LNG cargoes used to maintain cryogenic readiness of our LNG terminal, which was not incurred in 2016. This purchase was funded by capital contributions from Cheniere Partners in 2015, but our TUA customers were obligated to fully reimburse us for their proportional share of the cost of these LNG cargoes.

Investing Cash Flows

Investing cash flows during the six months ended June 30, 2016 and 2015 were $7.4 million and $1.0 million, respectively. During the six months ended June 30, 2016, we used $4.5 million primarily for payments made pursuant to the information technology services agreement for capital assets purchased on our behalf. The remaining $2.9 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, were used to purchase property, plant and equipment.

Financing Cash Flows

Financing cash flows during the six months ended June 30, 2016 and 2015 were $145.3 million and $147.2 million, respectively, as a result of distributions to our limited partner. During the six months ended June 30, 2015, the distributions of $199.6 million to our limited partner were offset by capital contributions received from Cheniere Partners of $52.4 million.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the three and six months ended June 30, 2016, as compared to the respective periods in 2015, except for $3.5 million and $7.6 million of other affiliated revenues for the three and six months ended June 30, 2016, respectively. The other affiliated revenues for the three and six months ended June 30, 2016 included $2.1 million and $3.5 million, respectively, for cargo loading services for SPL and $1.4 million and $4.1 million, respectively, for sales of LNG to SPL. We expect further increases in our revenues and operating costs and expenses as SPL continues production at its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of cargo loading and tug services fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Please see Part II, Item 1, “Legal Proceedings - LDEQ Matter” in the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone Group included in its quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have not independently verified the disclosure described in the following paragraph.

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from April 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the Office of Foreign Assets Control (the “OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR does not intend to engage in any further business activities with CBS.

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

SABINE PASS LNG, L.P.

		By:	Sabine Pass LNG-GP, LLC,
its general partner

Date:	August 8, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)