Form 10-Q
period 2016-09-30
Sabine Pass LNG, L.P.
filed 2016-11-03
CIK 1379714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
SABINE PASS LNG, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$12,469	$7,642
Restricted cash	115,490	77,415
Accounts and other receivables	40	43
Accounts receivable—affiliate	3,162	615
Advances to affiliate	5,872	7,154
Inventory	7,434	9,646
Other current assets	4,296	5,456
Total current assets	148,763	107,971

Non-current restricted cash	13,650	13,650
Property, plant and equipment, net	1,651,815	1,435,024
Other non-current assets	29,583	29,149
Total assets	$1,843,811	$1,585,794
LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities
Accounts payable	$2,844	$2,675
Accrued liabilities	57,443	18,877
Current debt, net	1,664,204	1,658,379
Due to affiliates	11,998	12,840
Deferred revenue	26,709	26,669
Deferred revenue—affiliate	16,593	21,845
Total current liabilities	1,779,791	1,741,285

Long-term debt, net	415,270	414,402
Non-current deferred revenue	6,500	9,500
Non-current deferred revenue—affiliate	24,533	22,080
Other non-current liabilities	167	175
Other non-current liabilities—affiliate	604	236

Partners’ deficit	(383,054)	(601,884)
Total liabilities and partners’ deficit	$1,843,811	$1,585,794

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Regasification revenues	$66,262	$66,597	$196,768	$199,805
Regasification revenues—affiliate	64,220	64,222	194,927	192,586
Other revenues—affiliate	2,114	—	9,750	—
Total revenues	132,596	130,819	401,445	392,391

Operating costs and expenses
Operating and maintenance expense	8,863	6,932	29,605	24,915
Operating and maintenance expense—affiliate	3,026	7,067	14,252	15,788
General and administrative expense	255	1,120	761	2,545
General and administrative expense—affiliate	2,323	2,387	6,825	8,017
Depreciation and amortization expense	13,602	11,583	39,597	33,430
Total operating costs and expenses	28,069	29,089	91,040	84,695

Income from operations	104,527	101,730	310,405	307,696

Other income (expense)
Interest expense	(40,293)	(40,292)	(120,854)	(120,842)
Other income	146	27	372	58
Total other expense	(40,147)	(40,265)	(120,482)	(120,784)

Net income	$64,380	$61,465	$189,923	$186,912

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS’ DEFICIT
(in thousands)
(unaudited)

	General Partner Sabine Pass LNG-GP, LLC	Limited Partner Sabine Pass LNG-LP, LLC	Total Partners’ Deficit
Balance at December 31, 2015	$—	$(601,884)	$(601,884)
Net income	—	189,923	189,923
Non-cash contributions from limited partner	—	259,333	259,333
Distributions to limited partner	—	(230,426)	(230,426)
Balance at September 30, 2016	$—	$(383,054)	$(383,054)

The accompanying notes are an integral part of these consolidated financial statements.

SABINE PASS LNG, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$189,923	$186,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39,597	33,430
Amortization of debt issuance costs and discount	6,694	6,683
Other	10	1,313
Other—affiliate	6,531	5,051
Changes in restricted cash for certain operating activities	(38,075)	(38,054)
Changes in operating assets and liabilities:
Advances to affiliate	1,282	(13,098)
Inventory	2,211	(6,676)
Accounts payable and accrued liabilities	39,597	42,676
Due to affiliates	3,557	5,851
Deferred revenue	(2,960)	(3,003)
Deferred revenue—affiliate	(5,252)	(3)
Other, net	2,481	(3,371)
Other—affiliate	(2,044)	2,087
Net cash provided by operating activities	243,552	219,798

Cash flows from investing activities
Property, plant and equipment, net	(3,762)	(1,588)
Other	(4,537)	—
Net cash used in investing activities	(8,299)	(1,588)

Cash flows from financing activities
Capital contributions from Cheniere Partners	—	52,400
Distributions to limited partner	(230,426)	(267,936)
Net cash used in financing activities	(230,426)	(215,536)

Net increase in cash and cash equivalents	4,827	2,674
Cash and cash equivalents—beginning of period	7,642	5,460
Cash and cash equivalents—end of period	$12,469	$8,134

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

Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Current restricted cash
Debt service and interest payment	$115,490	$77,415

Non-current restricted cash
Debt service	$13,650	$13,650

Under the indentures governing our senior notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the nine months ended September 30, 2016 and 2015, we made distributions of $230.4 million and $267.9 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—INVENTORY

As of September 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
LNG	$497	$3,690
Materials and other	6,937	5,956
Total inventory	$7,434	$9,646

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$1,979,310	$1,723,534
LNG terminal construction-in-process	6,862	7,011
LNG site and related costs, net	129	135
Accumulated depreciation	(334,639)	(295,793)
Total LNG terminal costs, net	1,651,662	1,434,887
Fixed assets
Computer and office equipment	424	424
Machinery and equipment	1,061	1,061
Vehicles	705	676
Other	668	669
Accumulated depreciation	(2,705)	(2,693)
Total fixed assets, net	153	137
Property, plant and equipment, net	$1,651,815	$1,435,024

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Interest costs	$53,013	$14,960
LNG terminal costs	4,430	3,917
Total accrued liabilities	$57,443	$18,877

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DEBT

As of September 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Long-term debt
6.50% Senior Secured Notes due 2020 (“2020 Senior Notes”) (1)	$420,000	$420,000
Unamortized debt issuance costs (2)	(4,730)	(5,598)
Total long-term debt, net	415,270	414,402

Current debt
7.50% Senior Secured Notes due 2016 (“2016 Senior Notes”), net of unamortized discount of $782 and $4,303 (3)	1,664,718	1,661,197
Unamortized debt issuance costs (2)	(514)	(2,818)
Total current debt, net	1,664,204	1,658,379

Total debt, net	$2,079,474	$2,072,781

(1)
Must be redeemed or repaid concurrently with the 2016 Senior Notes under the terms of the credit facilities that Cheniere Partners entered into during February 2016 (the “2016 CQP Credit Facilities”) if the obligations under the 2016 Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities. See Note 10—Subsequent Events for additional details about the redemption of the 2020 Senior Notes.

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

(3)
Matures on November 30, 2016. We currently anticipate that we will satisfy this obligation with capital contributions from Cheniere Partners, which it will fund with borrowings under the 2016 CQP Credit Facilities. See Note 10—Subsequent Events for additional details about the intended repayment of the 2016 Senior Notes.

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of discount (1)	$2,084,718	$2,114,400	$2,081,197	$2,056,091

(1)
Includes 2016 Senior Notes, net of discount, and 2020 Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Regasification revenues—affiliate
TUA fees from Cheniere Investments	$44,982	$63,384	$161,746	$190,153
TUA fees from SPL	18,522	—	28,764	—
Sale of natural gas under TUA	—	130	1,349	308
Contracts for Sale of Natural Gas	—	—	918	—
Tug Boat Lease Sharing Agreement	716	708	2,150	2,125
Total regasification revenues—affiliate	64,220	64,222	194,927	192,586

Other revenues—affiliate
Cargo loading fees under the Terminal Use Rights Assignment and Agreement (the “TURA”)	2,114	—	5,621	—
Contracts for Sale of LNG	—	—	4,129	—
Total other revenues—affiliate	2,114	—	9,750	—

Operating and maintenance expense—affiliate
Contracts for Purchase of Natural Gas and LNG	—	734	607	734
Services Agreements	3,216	6,520	14,415	15,491
LNG Site Sublease Agreement	(235)	(235)	(707)	(477)
Other agreements	45	48	(63)	40
Total operating and maintenance expense—affiliate	3,026	7,067	14,252	15,788

General and administrative expense—affiliate
Services Agreements	2,323	2,387	6,825	8,017

Terminal Use Agreements

SPL, a wholly owned subsidiary of Cheniere Partners, obtained approximately 2.0 Bcf/d of regasification capacity under a TUA with us as a result of an assignment in July 2012 by Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, of its rights, title and interest under its TUA with us. SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million per year (the “TUA Fees”), continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s facilities under construction. We entered into the TURA with SPL and Cheniere Investments pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by SPL will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to us was reduced from 100% to 75% and SPL’s percentage of all TUA Fees payable to us was increased from zero to 25% in accordance with the TURA. Subsequently, in September 2016, Cheniere Investments’ percentage of all TUA Fees payable to us was further reduced from 75% to 50% and SPL’s percentage of all TUA Fees payable to us was further increased from 25% to 50% in accordance with the TURA. Cheniere Partners has guaranteed SPL’s obligations under the TUA and the obligations of Cheniere Investments under the TURA. In addition, under the TURA, SPL is required to pay us cargo loading fees for the LNG vessels that they load at our LNG terminal.

Services Agreements

As of September 30, 2016 and December 31, 2015, we had $5.9 million and $7.2 million, respectively, of advances to affiliates under the services agreements described below. The non-reimbursement amounts incurred under the services agreements described below are recorded in general and administrative expense—affiliate.

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

These advance tax payments were recorded to other non-current assets, and payments from Cheniere Marketing that we utilized to make the ad valorem tax payments were recorded as deferred revenue—affiliate. As of September 30, 2016 and December 31, 2015, we had $24.5 million and $22.1 million, respectively, of both other non-current assets resulting from ad valorem tax payments and non-current deferred revenue—affiliate resulting from these payments received from Cheniere Marketing.

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

LNG Terminal Export Agreement

We have entered into an LNG Terminal Export Agreement with Cheniere Marketing that provides Cheniere Marketing with the ability to export LNG from our LNG terminal.  We did not record any revenues associated with this agreement during the three and nine months ended September 30, 2016 and 2015.

Cooperation Agreement
We have entered into an agreement (the “Cooperation Agreement”) with SPL to allow SPL to retain and acquire certain rights to access the property and facilities that we own for the purpose of constructing, modifying and operating SPL’s facilities under construction. In consideration for the access we have given, SPL has agreed to transfer title to us of certain facilities, equipment and modifications, which we are obligated to operate and maintain. The term of this agreement is consistent with our TUA described above. Under this agreement, SPL conveyed to us zero and $252.8 million of assets for the three and nine months ended September 30, 2016, respectively, and zero and $80.5 million of assets for the three and nine months ended September 30, 2015, respectively.

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

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for interest	$76,106	$76,106
Non-cash contributions for conveyance of assets under Cooperation Agreement	252,802	80,515
Non-cash contributions from limited partner for certain operating activities	6,531	5,051
The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $0.8 million and $0.9 million, as of September 30, 2016 and 2015, respectively.

SABINE PASS LNG, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of September 30, 2016:

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
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
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

NOTE 10—SUBSEQUENT EVENTS

On October 14, 2016, we issued a notice of redemption to redeem all of our outstanding 2020 Senior Notes. The redemption date will be November 30, 2016 (the “Redemption Date”) and the price will be equal to 103.250% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2020 Senior Notes to, but not including, the Redemption Date. Concurrently with the redemption of the 2020 Senior Notes, we intend to repay all of our outstanding 2016 Senior Notes, which mature on the Redemption Date, at a price equal to 100% of the principal amount of the 2016 Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2016 Senior Notes to, but not including, the Redemption Date.

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

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;

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

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2016, we had $12.5 million of cash and cash equivalents and $129.1 million of current and non-current restricted cash, which is restricted to pay interest on the Senior Notes described below.

The foregoing funds and cash flows generated from operations are anticipated to be sufficient to fund our operating expenditures and interest requirements for at least the next twelve months. All of our revenues from external customers and long-lived assets for each of the three and nine months ended September 30, 2016 and 2015 are attributed to or located in the United States.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL, a wholly owned subsidiary of Cheniere Partners (NYSE MKT: CQP), a publicly traded partnership which indirectly owns us. SPL is developing liquefaction facilities at our LNG terminal adjacent to our existing regasification facilities in order to liquefy and export natural gas from the United States.  SPL is obligated to make monthly capacity payments to us aggregating approximately $250 million annually (the “TUA Fees”), continuing until at least 20 years after SPL delivers its first commercial cargo at SPL’s liquefaction facilities under construction at our LNG terminal. We entered into a terminal use rights assignment and agreement (the “TURA”) with SPL and Cheniere Investments, a wholly owned subsidiary of Cheniere Partners, pursuant to which Cheniere Investments has the right to use SPL’s reserved capacity under the TUA and has the obligation to pay the TUA Fees required by the TUA to us. Cheniere Investments’ right to use capacity at our LNG terminal will be reduced as each of Trains 1 through 4 reaches commercial operations. The percentage of the TUA Fees payable by Cheniere Investments will be reduced from 100% to zero (unless Cheniere Investments utilizes terminal use capacity after Train 4 reaches commercial operations), and the percentage of the TUA Fees payable by SPL will increase by the amount that Cheniere Investments’ percentage decreases. In May 2016, Cheniere Investments’ percentage of all TUA Fees payable to us was reduced from 100% to 75% and SPL’s percentage of all TUA Fees payable to us increased from zero to 25% in accordance with the TURA. Subsequently, in September 2016, upon substantial completion of Train 2 of the Liquefaction Project, Cheniere Investments’ percentage of all TUA Fees payable to us was further reduced from 75% to 50% and SPL’s percentage of all TUA Fees payable to us was further increased from 25% to 50% in accordance with the TURA. Cheniere Partners has guaranteed SPL’s obligations under the TUA and the obligations of Cheniere Investments under the TURA. Under each of these TUAs, we are entitled to retain 2% of the LNG delivered to our LNG terminal. During the three and nine months ended September 30, 2016, we sold LNG to SPL and recorded other revenues—affiliate of zero and $4.1 million, respectively.

In 2016, SPL commenced export of LNG from our LNG terminal, and we provided related cargo loading services. During the three and nine months ended September 30, 2016, we recorded other revenues—affiliate of $2.1 million and $5.6 million, respectively, related to these services.

Capital Resources

As of September 30, 2016, we had an aggregate principal amount of $1.7 billion, before discount, of the 7.50% Senior Secured Notes due 2016 (the “2016 Senior Notes”) and $0.4 billion of the 6.50% Senior Secured Notes due 2020 (the “2020 Senior Notes” and collectively with the 2016 Senior Notes, the “Senior Notes”). Borrowings under the 2016 Senior Notes and 2020 Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Senior Notes and 2020 Senior Notes are substantially similar. Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Senior Notes are secured on a pari passu first-priority basis by a security interest in all of our equity interests and substantially all of our operating assets.

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

Under the indentures governing the Senior Notes (the “Senior Notes Indentures”), except for permitted tax distributions, we may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Senior Notes Indentures. During the nine months ended September 30, 2016 and 2015, we made distributions of $230.4 million and $267.9 million, respectively, after satisfying all the applicable conditions in the Senior Notes Indentures.

On October 14, 2016, we issued a notice of redemption to redeem all of our outstanding 2020 Senior Notes. The redemption date will be November 30, 2016 (the “Redemption Date”) and the price will be equal to 103.250% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2020 Senior Notes to, but not including, the Redemption Date. Concurrently with the redemption of the 2020 Senior Notes, we intend to repay all of our outstanding 2016 Senior Notes, which mature on the Redemption Date, at a price equal to 100% of the principal amount of the 2016 Senior Notes, plus accrued and unpaid interest and additional interest, if any, on the 2016 Senior Notes to, but not including, the Redemption Date. The redemption of the 2020 Senior Notes and the repayment of the 2016 Senior Notes will be funded with borrowings under the Credit and Guaranty Agreement aggregating $2.8 billion that Cheniere Partners entered into in February 2016.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2016	2015
Operating cash flows
Net cash provided by operating activities	$243,552	$219,798
Changes in restricted cash for certain operating activities	38,075	38,054
Cash, cash equivalents and restricted cash provided by operating activities	281,627	257,852

Investing cash flows
Net cash used in investing activities	(8,299)	(1,588)

Financing cash flows
Net cash used in financing activities	(230,426)	(215,536)

Net increase in cash, cash equivalents and restricted cash	42,902	40,728
Cash, cash equivalents and restricted cash—beginning of period	98,707	96,525
Cash, cash equivalents and restricted cash—end of period	$141,609	$137,253

Operating Cash Flows

Operating cash flows during the nine months ended September 30, 2016 and 2015 were $281.6 million and $257.9 million, respectively. Operating cash flow related primarily to fixed monthly fees paid by our TUA customers, which in 2015 was offset by an amount paid to purchase LNG cargoes used to maintain cryogenic readiness of our LNG terminal, which was not incurred in 2016. This purchase was funded by capital contributions from Cheniere Partners in 2015, but our TUA customers were obligated to fully reimburse us for their proportional share of the cost of these LNG cargoes.

Investing Cash Flows

Investing cash flows during the nine months ended September 30, 2016 and 2015 were $8.3 million and $1.6 million, respectively. During the nine months ended September 30, 2016, we used $4.5 million primarily for payments made pursuant to the information technology services agreement for capital assets purchased on our behalf. The remaining $3.8 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively, were used to purchase property, plant and equipment.

Financing Cash Flows

Financing cash flows during the nine months ended September 30, 2016 and 2015 were $230.4 million and $215.5 million, respectively, as a result of distributions to our limited partner. During the nine months ended September 30, 2015, the distributions of $267.9 million to our limited partner were offset by capital contributions received from Cheniere Partners of $52.4 million.

Results of Operations

There were no significant changes in our revenues or operating costs and expenses in the three and nine months ended September 30, 2016, as compared to the respective periods in 2015, except for $2.1 million and $9.8 million of other affiliated revenues for the three and nine months ended September 30, 2016, respectively. The other affiliated revenues for the three and nine months ended September 30, 2016 included $2.1 million and $5.6 million, respectively, for cargo loading services for SPL and zero and $4.1 million, respectively, for sales of LNG to SPL. We expect further increases in our revenues and operating costs and expenses as SPL continues production at its liquefaction facilities adjacent to our existing regasification facilities. Additional revenues will primarily consist of cargo loading and tug services fees that will be partially offset by additional operating costs and expenses related to these activities.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended September 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

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

SABINE PASS LNG, L.P.

		By:	Sabine Pass LNG-GP, LLC,
its general partner

Date:	November 2, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2016	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)